Form 10-Q
period 1996-09-30
RIDGEVIEW INC
filed 1996-12-04
CIK 1018891

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC  20549


                                   FORM 10-Q


          [x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended September 30, 1996

                        Commission File Number:  0-21469

                                RIDGEVIEW, INC.
             (Exact name of registrant as specified in its charter)



       NORTH CAROLINA                                    56-0377410
(State or other jurisdiction of               (IRS Employer Identification No.)
incorporation or organization)


    2101 NORTH MAIN AVENUE
    NEWTON, NORTH CAROLINA                                 28658
(Address of principal executive offices)                 (Zip Code)


                                 (704) 464-2972
              (Registrant's telephone number, including area code)




         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

                            [  ] Yes         [x] No


         As of November 19, 1996, the registrant had 3,000,000 shares of common stock, $.01 par value per share, outstanding.

PART I - FINANCIAL INFORMATION

ITEM 1: FINANCIAL STATEMENTS


                        RIDGEVIEW, INC. AND SUBSIDIARIES

                     Condensed Consolidated Balance Sheets

                                                                         September 30,           December 31,
                                                                             1996                   1995

                                                                          (Unaudited)
ASSETS

CURRENT ASSETS:
     Cash                                                                  $   159,631          $   261,567
     Accounts receivable (less allowance for doubtful
       accounts of $433,949 and $371,400)                                   16,645,568           10,153,124
     Inventories                                                            18,618,485           14,961,340
     Prepaid expenses                                                          184,723              300,992

     Total current assets                                                   35,608,407           25,677,023




PROPERTY, PLANT AND EQUIPMENT, less accumulated
  depreciation and amortization                                             11,453,239           11,794,296


OTHER ASSETS                                                                 1,157,574            1,132,501

EXCESS OF COST OVER FAIR VALUE OF NET
  ASSETS ACQUIRED, less accumulated
  depreciation and amortization                                              1,765,203            1,861,053

     Total assets                                                          $49,984,423          $40,464,873


     See accompanying notes to condensed consolidated financial statements.

                        RIDGEVIEW, INC. AND SUBSIDIARIES

                     Condensed Consolidated Balance Sheets



                                                                         SEPTEMBER 30,          DECEMBER 31,
                                                                             1996                   1995

                                                                          (Unaudited)
LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
     Short-term borrowings                                                 $ 2,148,034          $ 1,409,594
     Accounts payable                                                        7,956,964            5,083,829
     Accrued expenses and other liabilities                                  1,991,166              900,034
     Income taxes payable                                                      118,003                    -
     Deferred income taxes                                                     648,104              578,589
     Current portion of long-term debt (Note 6)                              6,320,823            5,842,642
     Current portion of deferred compensation                                   97,896              144,000

     Total current liabilities                                              19,280,990           13,958,688

LONG-TERM DEBT, less current portion (Note 6)                               19,093,288           15,991,071
DEFERRED COMPENSATION, less current portion                                  1,543,036            1,433,082
DEFERRED CREDIT                                                              1,003,666            1,063,670
DEFERRED INCOME TAXES                                                           45,000               35,903

     Total liabilities                                                      40,965,980           32,482,414

SHAREHOLDERS' EQUITY (Note 7)
     Common stock - authorized 20,000,000 shares of
       $.01 par value; issued 1,589,701 and
       1,600,000 shares, respectively                                           16,000               15,897
     Additional paid-in capital                                              1,130,705            1,100,326
     Retained earnings, including amounts reserved of
       $955,000 and $475,000                                                 7,781,379            6,776,746
     Foreign currency translation adjustments                                   90,359               89,490

     Total shareholders' equity                                              9,018,443            7,982,459

Total liabilities and shareholders' equity                                 $49,984,423          $40,464,873




     See accompanying notes to condensed consolidated financial statements.

                        RIDGEVIEW, INC. AND SUBSIDIARIES

                  Condensed Consolidated Statements of Income
                                  (Unaudited)

                                                       THREE MONTHS ENDED              NINE MONTHS ENDED
                                                         SEPTEMBER 30,                    SEPTEMBER 30,

                                                     1996           1995             1996            1995

NET SALES                                        $23,234,525    $17,675,844       $55,946,258    $39,076,155

COST OF SALES                                     18,516,754     14,197,653        44,754,596     31,098,108

GROSS PROFIT                                       4,717,771      3,478,191        11,191,662      7,978,047

SELLING, GENERAL AND
  ADMINISTRATIVE EXPENSES                          2,973,919      2,248,832         7,926,224      5,971,457

OPERATING INCOME                                   1,743,852      1,229,359         3,265,438      2,006,590

OTHER INCOME (EXPENSE)
    Interest expense                                (643,760)      (548,209)       (1,774,042)    (1,108,115)
    Other, net                                        (7,258)        45,775            21,680         69,313

    Total other income (expense)                    (651,018)      (502,434)       (1,752,362)    (1,038,802)

INCOME BEFORE INCOME TAXES                         1,092,834        726,925         1,513,076        967,788

PROVISION FOR INCOME TAXES                           316,992        316,155           466,199        384,155


NET INCOME                                       $   775,842    $   410,770       $ 1,046,877    $   583,633


EARNINGS PER SHARE                               $      0.48    $      0.26       $      0.66    $      0.37
WEIGHTED AVERAGE COMMON
  AND COMMON EQUIVALENT
  SHARES OUTSTANDING                               1,600,000      1,595,281         1,594,894      1,592,705



     See accompanying notes to condensed consolidated financial statements.

                        RIDGEVIEW, INC. AND SUBSIDIARIES

                Condensed Consolidated Statements of Cash Flows
                                  (Unaudited)

                                                                                       NINE MONTHS ENDED
                                                                                         SEPTEMBER 30,

                                                                                      1996           1995
CASH FLOWS FROM OPERATING ACTIVITIES
    Cash received from customers                                                 $ 49,182,984    $ 34,787,484
    Cash paid to suppliers and employees                                          (50,582,811)    (33,440,571)
    Interest paid                                                                  (1,670,926)       (955,931)
    Income taxes paid, net of refunds                                                (260,736)       (686,859)
    Other cash receipts                                                                14,787          21,603
    Other cash disbursements                                                         (119,623)       (114,300)

    Net cash used in operating activities                                          (3,436,325)       (388,574)

CASH FLOWS FROM INVESTING ACTIVITIES
    Payments for organizational costs                                                       -        (127,928)
    Payments for investments in subsidiaries                                          (84,667)              -
    Payments for purchase of Seneca Knitting Mills
      Corporation, net of cash acquired                                                     -      (2,096,557)
    Proceeds from sale of property and equipment                                       28,272         170,046
    Payments for purchase of property, plant and equipment                           (910,097)     (2,711,618)

    Net cash used in investing activities                                            (966,492)     (4,766,057)

CASH FLOWS FROM FINANCING ACTIVITIES
    Net short-term borrowings (payments)                                              740,799      (3,226,066)
    Proceeds from long-term debt                                                   48,547,313      44,621,449
    Repayments of long-term debt                                                  (44,974,100)    (36,026,000)
    Dividends paid                                                                    (42,244)       (168,063)
    Proceeds from issuance of common stock                                             30,482          14,833
    Proceeds from government grants                                                         -          33,395

    Net cash provided by financing activities                                       4,302,250       5,249,548

EFFECT OF EXCHANGE RATE ON CASH                                                        (1,369)            798

    Net increase (decrease) in cash                                                  (101,936)         95,715

CASH, beginning of period                                                             261,567         130,331

CASH, end of period                                                              $    159,631    $    226,046




     See accompanying notes to condensed consolidated financial statements.

                        RIDGEVIEW, INC. AND SUBSIDIARIES

                Condensed Consolidated Statements of Cash Flows
                                  (Continued)
                                  (Unaudited)

                                                                                       NINE MONTHS ENDED
                                                                                         SEPTEMBER 30,

                                                                                      1996           1995


RECONCILIATION OF NET INCOME TO NET CASH
  USED IN OPERATING ACTIVITIES
       Net income                                                                  $ 1,046,877    $   583,633

    Adjustments to reconcile net income to net cash
      used in operating activities:
          Depreciation and amortization                                              1,357,731        964,004
          Provision for doubtful accounts receivable                                    62,431        219,378
          Capital grants recognized                                                    (59,412)       (81,771)
          (Gain) loss on sale of assets                                                 25,386          1,164
          Increase in deferred compensation liability                                   63,850         22,247
          Increase (decrease) in deferred income taxes                                  78,611        (31,208)
          Changes in operating assets and liabilities,
            net of effects from purchase of Seneca Knitting
            Mills Corporation:
          (Increase) decrease in accounts receivable                                (6,560,473)    (4,125,616)
          (Increase) decrease in inventories                                        (3,654,630)       645,593
          (Increase) decrease in prepaid expenses and other assets                     100,087       (143,780)
          Increase (decrease) in accounts payable                                    2,893,134      1,482,084
          Increase (decrease) in income taxes payable                                  126,852       (271,496)
          Increase (decrease) in accrued expenses and other liabilities              1,083,231        347,194

               Total adjustments to net income                                      (4,483,202)      (972,207)


NET CASH USED IN OPERATING ACTIVITIES                                              $(3,436,325)   $  (388,574)


SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES
                                                                                                      1995

       Purchase price of 100% of Seneca Knitting Mills Corporation capital stock                  $ 7,000,000
       Less: Short-term notes issued                                                               (4,000,000)
       Less: Cash acquired                                                                           (903,443)


       Payment for purchase of Seneca Knitting Mills Corporation capital stock,
         net of cash acquired                                                                     $ 2,096,557



     See accompanying notes to condensed consolidated financial statements.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)


NOTE 1 - UNAUDITED FINANCIAL INFORMATION

         In the opinion of the Company, the accompanying unaudited Condensed Consolidated Financial Statements contain all adjustments consisting of normal recurring accruals and an adjustment for an obsolete inventory write-off in excess of normal reserves of $465,750 and $155,250 for the nine and three months ended September 30, 1995, necessary to present fairly the financial position of the Company as of September 30, 1996 and the results of operations for the nine and three month periods ended September 30, 1996 and 1995. The financial statements are presented in condensed form as permitted by the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The accounting policies followed by the Company are set forth in the Company's audited financial statements, which are included in the Company's registration statement on Form S-1, as amended, filed with the Securities and Exchange Commission on August 30, 1996 (File No. 333-11111). The results of operations for the nine and three month periods ended September 30, 1996 are not necessarily indicative of the results to be expected for the full year. These unaudited condensed financial statements should be read in conjunction with the Company's audited financial statements included in the registration statement referred to above.


NOTE 2 - RECENT ACCOUNTING PRONOUNCEMENTS

         The Financial Accounting Standards Board has recently issued Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed of," and SFAS No. 123, "Accounting for Stock-Based Compensation." SFAS No. 121 requires that long-lived assets and certain identifiable intangibles be reported at the lower of the carrying amount or their estimated recoverable amount. Adoption of this statement by the Company did not have a significant impact on the consolidated financial statements. SFAS No. 123 encourages the accounting for stock-based employee compensation programs to be reported within the financial statements on a fair value based method. SFAS No. 123 allows an entity, however, to continue to measure compensation cost under Accounting Principles Board Opinion ("APB") No. 25. If electing to remain with the accounting treatment permitted under APB No. 25, then SFAS No. 123 requires pro forma disclosure of net income and earnings per share as if the fair value based method had been adopted. The Company intends to adopt the pro forma disclosure provisions of SFAS No. 123. Both standards are effective for fiscal years beginning after December 15, 1995.

NOTE 3 - EARNINGS PER SHARE

         Earnings per share are calculated using the weighted average number of shares outstanding of common stock and dilutive common stock equivalents during each period presented, after giving retroactive effect to a stock split effected in the form of a stock dividend (see Note 7).

NOTE 4 - ACQUISITION

         On November 5, 1996, the Company acquired all of the outstanding shares of capital stock of Interknit, Inc. ("Interknit"), a corporation affiliated through common ownership, in exchange for 240,000 shares of the Company's common stock in a transaction accounted for as a pooling of interests. Accordingly, the historical financial statements have been restated as if the acquisition of Interknit had occurred at the beginning of each period presented. All significant intercompany accounts and transactions have been eliminated.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Continued)
          (Information as of September 30, 1996 and 1995 is Unaudited)



NOTE 4 - ACQUISITION (Continued)

         The following unaudited summary presents separate financial information of the Company and Interknit prior to the combination.

                                                       Three Months Ended                Nine Months Ended
                                                         September 30,                    September 30,

                                                     1996             1995               1996          1995
NET SALES
    Ridgeview, Inc.                              $22,791,961    $17,324,031       $54,947,341    $38,798,055

    Interknit, Inc.                                1,882,936      1,110,551         5,182,938      2,623,453

    Eliminations                                  (1,440,372)      (758,738)       (4,184,021)    (2,345,353)

COMBINED                                         $23,234,525    $17,675,844       $55,946,258    $39,076,155

NET INCOME (LOSS)
    Ridgeview, Inc.                              $   598,651    $   382,893       $   728,136    $   620,444

    Interknit, Inc.                                  204,391         27,877           376,341        (36,811)

    Eliminations                                     (27,200)             -           (57,600)             -

COMBINED                                         $   775,842    $   410,770       $ 1,046,877    $   583,633



NOTE 5 - INVENTORIES

    A summary of inventories by major classification is as follows:


                                                                         September 30,         December 31,
                                                                              1996                 1995

     Raw Materials                                                         $ 3,815,058          $ 3,556,903
     Work-in-process                                                         6,829,514            4,916,815
     Finished goods                                                          8,023,913            6,537,622
     (LIFO reserve)                                                            (50,000)             (50,000)

          Total inventories                                                $18,618,485          $14,961,340




              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Concluded)


NOTE 6 - LONG-TERM DEBT

     During 1996, the Company's revolving credit facility was amended to increase the maximum amount available to be borrowed thereunder to $20,000,000. Additionally, the lender issued a commitment letter, subject to completion of a public offering of the Company's common stock, to change the interest rates on both the revolving credit facility and two outstanding term loans to give the Company the option to choose an interest rate based on the lender's prime rate or London InterBank Offered Rates ("LIBOR"). The LIBOR-based option ranges from LIBOR plus 2% to LIBOR plus 3 1/4%, depending upon the Company's leverage ratio, as defined.

NOTE 7 - CAPITAL STOCK

     The Company's authorized capital stock consists of 22,000,000 shares, divided into 20,000,000 shares of common stock, par value $.01 per share, and 2,000,000 shares of preferred stock. On November 5, 1996, the Company completed an initial public offering of 1,400,000 shares of its common stock. In anticipation of the Company's initial public offering, the Board of Directors declared a stock dividend, effective October 8, 1996, that resulted in the issuance of approximately 129 additional shares of common stock for each share of common stock then outstanding. To reflect this split-up of the Company's outstanding common stock into a greater number of shares, all share numbers and per share amounts in these financial statements have been adjusted retroactively.

     The Company has an Omnibus Stock Plan (the "Omnibus Plan") which permits the issuance of options, stock appreciation rights ("SARS"), limited SARS, restricted stock, performance awards and other stock-based awards to selected employees and independent contractors of the Company. The Company has reserved 230,000 shares of common stock for issuance under the Omnibus Plan, which provides that the term of each award shall be determined by a committee of the board of directors charged with administering the Plan, but no longer than ten years after the date they are granted. Under the terms of the Plan, options granted may be either nonqualified or incentive stock options. SARS and limited SARS granted in tandem with an option shall be exercisable only to the extent the underlying option is exercisable. To date, no awards have been granted under the Omnibus Plan.

     The Company also has an employee stock purchase plan that, when activated by the Board of Directors, will allow employees to purchase shares of common stock of the Company through payroll deductions at 85% of the market value of the shares at the time of purchase. The Company has reserved 75,000 shares for issuance under this plan.

     The Company also has an Outside Directors' Stock Option Plan (the "Directors' Plan"), which provides that each outside director, at the time of initial election, shall automatically be granted an option to purchase 500 shares of common stock at the fair market value on the date of election. On each anniversary date of an outside director's election, an option to purchase 500 additional shares of common stock will automatically be granted to him or her, provided that the director shall have continuously served as a director of the Company and the number of shares of common stock available under the Directors' Plan is sufficient to permit such grant. Options granted under the Directors' Plan will be nonqualified stock options, will vest in increments of 33 1/3% on each anniversary of the option grant and will expire ten years after the date they are granted. The Company has reserved 15,000 shares for issuance under this plan. To date, no awards were made or granted under the Directors' Plan.

ITEM 2:      MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
             CONDITION AND RESULTS OF OPERATIONS


    The following discussion and analysis provides information regarding the Company's consolidated financial condition as of September 30, 1996 and its results of operations for the three and nine month periods then ended. This discussion and analysis should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's registration statement on Form S-1, as amended, filed with the Securities and Exchange Commission on August 30, 1996 (File No. 333-11111) and the unaudited interim consolidated financial statements and notes thereto included elsewhere in this report. Data for the interim periods presented are not necessarily indicative of results expected for the year ending December 31, 1996.


GENERAL

    The following table presents the Company's net sales by product category for the three-month and nine-month periods ended September 30, 1995 and 1996, expressed in thousands of dollars and as a percentage of total net sales.

                                     Three Months Ended September 30,        Nine Months Ended September 30,
                                           1995                1996                1995              1996
                                      Amount     %        Amount     %        Amount     %       Amount    %
SOCKS:
Sports specific.................       4,006    22.7%      4,846    20.9%     11,386   29.1%     15,133   27.1%

Sports promotional..............       3,383    19.1%      5,188    22.3%     10,241   26.2%     14,120   25.2%

Active sport....................         406     2.3%        662     2.8%      1,310    3.4%      1,400    2.5%

Rugged outdoor and heavyweight
  casual........................       5,972    33.8%      5,464    23.5%      5,972   15.3%      9,762   17.4%

Other...........................         352     2.0%         87     0.4%        278    0.7%        999    1.8%

         Total socks............      14,119    79.9%     16,247    69.9%     29,187   74.7%     41,414   74.0%

WOMEN'S HOSIERY:
Sheer pantyhose and knee-
  highs.........................       1,851    10.5%      4,299    18.5%      5,373   13.8%      7,694   13.8%

Tights and trouser socks........       1,706     9.6%      2,689    11.6%      4,516   11.5%      6,838   12.2%

Total women's hosiery...........       3,557    20.1%      6,988    30.1%      9,889   25.3%     14,532   26.0%

         Total net sales........      17,676   100.0%     23,235   100.0%     39,076  100.0%     55,946  100.0%



         The net sales by product category for the three and nine month periods ended September 30, 1996 are not indicative of the net sales by product category expected for the year ending December 31, 1996, because sales of rugged outdoor and heavyweight casual socks, tights and trouser socks typically are higher during the third and fourth quarters, and sales of women's hosiery products are expected to increase as a percentage of total net sales due to implementation in the third and fourth quarters of 1996 of the Evan-Picone brand of women's hosiery that the Company in July 1996 acquired the license to manufacture.

RESULTS OF OPERATIONS


         The following table presents the Company's results of operations as a percentage of net sales for the three and nine month periods ended September 30, 1995 and 1996.

                                                             Three Months                   Nine Months
                                                                 Ended                         Ended
                                                             September 30,                 September 30,

                                                          1996           1995           1996           1995


  Net Sales . . . . . . . . . . . . . . . . . . . .      100.0%         100.0%         100.0%         100.0%
  Cost of Goods Sold  . . . . . . . . . . . . . . .       79.7           80.3           80.0           79.6
                                                         -----          -----          -----          -----
       Gross Profit . . . . . . . . . . . . . . . .       20.3           19.7           20.0           20.4
  Selling, general and
    administrative expenses . . . . . . . . . . . .       12.8           12.7           14.2           15.3
                                                         -----          -----          -----          -----
       Operating income . . . . . . . . . . . . . .        7.5            7.0            5.8            5.1

  Interest expense  . . . . . . . . . . . . . . . .       (2.8)          (3.1)          (3.2)          (2.8)
  Other income, net . . . . . . . . . . . . . . . .        0.0            0.2            0.1            0.2
                                                         -----          -----          -----          -----
  Income before income taxes  . . . . . . . . . . .        4.7            4.1            2.7            2.5
  Income tax expense  . . . . . . . . . . . . . . .        1.4            1.8             .8            1.0
                                                         -----          -----          -----          -----

       Net income . . . . . . . . . . . . . . . . .        3.3            2.3            1.9            1.5


COMPARISON OF THREE MONTHS ENDED SEPTEMBER 30, 1996 TO THREE MONTHS ENDED SEPTEMBER 30, 1995

         Net sales for the three months ended September 30, 1996 were $23.2 million, compared to $17.7 million for the same period in 1995, an increase of 31.1%. The Company experienced sales increases in each of its product categories except rugged outdoor and heavyweight casual socks. Sales within this product category decreased by $500,000 for the three months ended September 30, 1996 compared to the same period in the prior year due to a softening in retail demand for this product category. Sales of women's sheer hosiery products and tights increased for the three months ended September 30, 1996 by 96.5% compared to net sales of such products for the three months ended September 30, 1995. This significant increase is attributable to the addition of the Evan-Picone licensed brand of hosiery in July 1996 and significant growth in sales of private label tights, primarily to the Company's largest customer, Target.

         Gross profit for the quarter ended September 30, 1996 was $4.7 million, an increase of $1.2 million, or 34.3%, from the same period in the prior year. For the three months ended September 30, 1996, the Company's average gross profit margin on net sales was 20.3%, an increase from the same period in the prior year of 0.6%. Implementation of price increases in the adidas program manufactured by the Company's subsidiary in the Republic of Ireland allowed that operation to increase its gross profit margin from less than 1.0% for the three months ended September 30, 1995, to 9.8% for the same period in 1996. The Company has also been successful in lowering the cost of some of its raw materials by participating in selected purchase rebate programs offered by certain suppliers. Gross profit in the women's hosiery division for the three months ended September 30, 1995 was adversely affected by a $155,250 addition to cost of goods sold for the write-off of unfinished women's hosiery products in excess of normal reserves. The Evan-Picone program produced $375,000 of gross profit for the three months ended September 30, 1996.

         Selling, general and administrative expenses for the three months ended September 30, 1996 were $3.0 million, compared to $2.3 million for the same period in the prior year. Approximately 54% of the $700,000 increase was the result of additional sales expenses associated with the Evan-Picone brand hosiery program, which was added in July 1996.

         Operating income for the three months ended September 30, 1996 increased 41.6% from $1.2 million in the same period in 1995 to $1.7 million. The increase in operating income is primarily attributable to increased profitability at each of the Company's operating divisions expect Seneca Knitting Mills Corporation ("Seneca"), where the Company manufactures rugged outdoor and heavy-weight casual socks.

         Interest expense increased 17.4% from $548,000 for the three months ended September 30, 1995 to $644,000 for the same period in 1996. This increase was the result of funding the Company's accounts receivable and inventory growth through increased borrowings.

         Other income (expense) for the three months ended September 30, 1996 decreased $53,000 from $46,000 for the three months ended September 30, 1995 to $(7,000). This decrease was caused by losses recognized on the disposal of assets.

         Income tax expense for the three months ended September 30, 1996 and 1995 was $317,000 and $316,000, respectively. The carryover of a net operating loss at Interknit, from the prior year ended December 31, 1995, has kept income tax expense approximately the same as for the three months ended September 30, 1995. The net operating loss is primarily the result of differences in the methods of providing for depreciation for tax and financial reporting purposes.

         Net income for the three months ended September 30, 1996 was $776,000 compared to $411,000 for the three months ended September 30, 1995. The increase in net income was attributable to increases in profit levels at each of the Company's operating divisions except Seneca.

COMPARISON OF NINE MONTHS ENDED SEPTEMBER 30, 1996 TO NINE MONTHS ENDED SEPTEMBER 30, 1995

         Net sales for the nine months ended September 30, 1996 were $55.9 million, compared to $39.1 million for the same period in 1995, an increase of $16.8 million, or 43.0%. The increase was the result of the acquisition in June 1995 of Seneca and growth in net sales during the first nine months of 1996 in the Company's women's hosiery, sport sock and sports promotional sock divisions. For the nine months ended September 30, 1996, these three divisions experienced increases in net sales ranging from 20.0% to 34.0%, when compared to net sales in the same period in 1995. The acquisition of Seneca provided $6.0 million additional net sales for nine months ended September 30, 1995. By comparison, for the nine months ended September 30, 1996, Seneca provided $9.8 million in net sales, an increase of $3.8 million. Net sales of the Company's facility in the Republic of Ireland increased to $6.0 million, or 83.0%, for the nine months ended September 30, 1996, from $3.3 million during the same period in 1995. This increase is attributable to the Company's sport sock manufacturing program for adidas in Europe. Net sales of Evan-Picone women's hosiery, which commenced in July 1996, were $1.3 million for the nine months ended September 30, 1996.

         Gross profit for the first nine months of 1996 was $11.2 million, compared to $8.0 million for the same period in 1995, or an increase of 40.0%. Included in the cost of goods sold for the nine months ended September 30, 1995 is a charge of $465,750 related to accumulated unfinished women's hosiery products determined to be obsolete, which exceeded the Company's normal estimate for reserves for obsolete and discontinued inventory. This charge in excess of normal reserves reduced gross profit, as a percentage of net sales, by 1.2%. Although gross profit as a percentage of net sales has declined at most of the Company's operating divisions for the nine month period ended September 30, 1996, total gross profit dollars have increased compared to the same period in 1995. Operating efficiencies achieved through maximization of the Company's production facilities coupled with selective price increases and the successful reduction of some of its raw material costs have enabled the Company to increase total gross profit in a period of declining gross profit margins.

         Selling, general and administrative expenses for the nine months ended September 30, 1996 were $7.9 million, compared to $6.0 million for the same period in 1995, an increase of $1.9 million. The increase in total selling, general and administrative expense was primarily the result of additional expenses associated with the integration of Seneca's operations and sales and marketing efforts with those of the Company and the addition of the Evan-Picone women's hosiery program. Royalties payable to the licensor of this and other licensed brands on net sales are reflected in selling, general and administrative expense. As a percentage of net sales, however, selling, general and administrative expenses decreased from 15.3% in the nine-month period ended September 30, 1995 to 14.2% for the same period in 1996. Net sales continue to increase at a more rapid rate than selling, general and administrative expenses.

         Operating income increased from $2.0 million in the first nine months of 1995 to $3.3 million in the first nine months of 1996. As a percentage of net sales, operating income was 5.8% and 5.1%, respectively, for the nine-month periods. The increase in operating income is primarily due to the increased profitability at each of the Company's operating divisions except Seneca.

         Interest expense increased 63.6% from $1.1 million in the first nine months of 1995 to $1.8 million in the same period of 1996 primarily because of the debt incurred to finance the Seneca acquisition. The nine-month period ended September 30, 1995 includes only three months of interest expense associated with the acquisition, whereas the nine months ended September 30, 1996 includes such interest expense for the entire period. Interest expense for the 1996 period also includes the interest on additional borrowings incurred to support growth in accounts receivable and inventories, as well as provide working capital for the Evan-Picone women's hosiery program.

         Other income for the nine months ended September 30, 1996 was $22,000, a decrease of $47,000 from the same period in 1995. This decrease is primarily due to losses recognized on the disposal of assets during the nine months ended September 30, 1996.

         Income tax expense for the nine months ended September 30, 1996 was $466,000, compared to $384,000 for the same period in 1995. Losses incurred during the first nine months at Seneca combined with a net operating loss carryover at Interknit reduced the effective tax rate for the nine months ended September 30, 1996 to 30.8% compared to 40.0% for the same period in the prior year.

         Net income for the nine months ended September 30, 1996 was $1.0 million, compared to $584,000 for the same period in 1995. The increase in net income for the nine-month period ended September 30, 1996 was attributable to the profitability of the Company's operating divisions other than Seneca.

LIQUIDITY AND CAPITAL RESOURCES

         Cash flows used in operating activities during the nine months ended September 30, 1995 and 1996 were $(389,000) and $(3.4) million, respectively. The negative cash flows from operating activities during the first nine months of 1996 were the result of a $6.6 million increase in accounts receivable and a $3.7 million increase in inventories since December 31, 1995. The increase in accounts receivable is largely due to the significant sales growth experienced by the Company for the nine months ended September 30, 1996, compared to the same period in 1995. Inventory levels are higher for the nine months ended September 30, 1996 to support the increased sales levels for each of the Company's operating divisions.

         In addition to cash flow from operations, the Company obtains working capital and, on a temporary basis, finances its capital expenditures for equipment modernization, through borrowings under the Company's revolving credit facility (the "Credit Facility") extended by NationsBank, N.A. (South) ("NationsBank"). The Credit Facility, which was recently increased by $3.0 million to provide the additional working capital needed to support the Evan-Picone women's hosiery program, provides for borrowings of up to $20.0 million through January 1999. The Company used the major portion of the net proceeds of its initial public offering of 1,400,000 shares of common stock (the "IPO"), which was completed on November 5, 1996, to reduce the balance outstanding under the Credit Facility. As of November 15, 1996, $8.2 million was outstanding under the Credit Facility, and there was $11.8 million available for additional borrowings. Funds borrowed under the Credit Facility bear interest at a rate equal to London Interbank Offered Rates

("LIBOR") plus 2.0% per annum (currently 7.38%) and are secured by the Company's accounts receivable, inventory, equipment and certain real property. Until the Company successfully completed the IPO, funds borrowed under the Credit Facility bore interest at a rate equal to NationsBank's prime rate plus 1.0% (9.25% at November 15, 1996). Amounts outstanding under the Credit Facility may not exceed the sum of specified percentages of the Company's accounts receivable and the value of the Company's inventory.

         In addition to the Credit Facility, the Company has two term loans outstanding with NationsBank. As of September 30, 1996, the term loans had an aggregate principal balance of approximately $5.2 million. The first loan was entered into as a source of permanent financing for the Company's capital equipment modernization program and had an outstanding principal balance of $4.2 million at September 30, 1996. This loan bears interest at LIBOR plus 2.0% (currently 7.38%) (reduced from prime plus 1.0% prior to the IPO). The loan is payable in four monthly installments of $41,667 each, with a balloon payment of approximately $4.0 million due in January 1997 and is secured by the same collateral as the Credit Facility and imposes similar restrictive covenants on the Company. The Company expects to extend and increase the principal balance of this term loan prior to its due date. Any additional principal the Company is able to borrow will be used to reduce the outstanding balance under the Credit Facility, thereby increasing the amount available for additional borrowings under the Credit Facility to support future growth in inventory and accounts receivables. The second term loan with NationsBank, which at September 30, 1996 had an outstanding principal balance of $964,000, was obtained in connection with the Seneca acquisition in June 1995. This loan bears interest at LIBOR plus 2.0% (currently 7.38%) and is payable in 31 monthly installments of $12,000 each, with a balloon payment of approximately $640,000 due in January 1999.

         The Company used $850,000 of the net proceeds of the IPO to repay two notes payable issued in connection with the Company's acquisition of Seneca.
As a result of the acquisition of Interknit, which was effected simultaneously with completion of the IPO, the Company's total debt increased by approximately $1.7 million. Interknit's debt, which was incurred to finance start-up and capital equipment costs and working capital needs, bears interest at rates ranging from 6.9% to 9.3% and is payable in monthly installments through 2004.

         During the next 18 to 24 months, the Company plans to reborrow approximately $2.0 million under the Credit Facility to provide a partial source of funding for capital expenditures the Company plans, but is not legally committed, to make during such period. These include constructing a distribution facility at an estimated cost of $1.5 million and purchasing 60 electronic knitting machines at an estimated cost of $1.5 million to replace the more than 100 knitting machines currently installed in the women's hosiery division. The source of funding for the balance of the estimated cost of these planned capital expenditures is anticipated to be cash flows from operating activities. The Company has no plans or material commitments to make any other material capital expenditures during the next 24 months.

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                           RIDGEVIEW, INC.



Date:  December 3, 1996                    By:   /s/ Walter L. Bost, Jr.
                                                -------------------------------
                                                     Walter L. Bost, Jr.
                                                  Executive Vice President
                                                 and Chief Financial Officer