Form 10-K405
period 1996-12-31
RIDGEVIEW INC
filed 1997-03-31
CIK 1018891

                                    FORM 10-K
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 1996

                         Commission File Number: 0-21469

                                 RIDGEVIEW, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

             North Carolina                             56-0377410
     (STATE OR OTHER JURISDICTION OF       (I.R.S. EMPLOYER IDENTIFICATION NO.)
     INCORPORATION OR ORGANIZATION)



         2101 North Main Avenue
         Newton, North Carolina                            28658
(ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)                 (ZIP CODE)



                                 (704) 464-2972
              (REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE)

           SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

                                      NONE

           SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:

                          COMMON STOCK, $.01 PAR VALUE


         Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                Yes   X       No
                                    -----         -----

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K [X].

         The aggregate market value of the Common Stock (its only voting stock) held by non-affiliates of the Company, as of March 15, 1997, was $20,130,183. (Reference is made to the final paragraph of Part I herein for a statement of the assumptions upon which the calculation is based.)

         As of March 15, 1997, there were 3,000,000 shares of the Common Stock outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

         In Part II of this report, information is incorporated by reference from the Company's Annual Report to Shareholders for the year ended December 31, 1996. In Part III of this report, information is incorporated by reference to the proxy statement for the annual meeting of shareholders to be held May 27, 1997.

                                 Ridgeview, Inc.
                               Index to Form 10-K
                      For the Year Ended December 31, 1996

                                                                                              Page
                                                                                              ----
PART I

Item 1 - Business                                                                               4
Item 2 - Properties                                                                            27
Item 3 - Legal Proceedings                                                                     27
Item 4 - Submission of Matters to a Vote of Security Holders                                   27

PART II

Item 5 - Market for the Registrant's Common Equity and Related Stockholder Matters             28
Item 6 - Selected Financial Data                                                               28
Item 7 - Management's Discussion and Analysis of Financial Condition and Results of
         Operations                                                                            29
Item 8 - Financial Statements and Supplementary Data                                           29
Item 9 - Changes in and Disagreements with Accountants on Accounting and Financial
         Disclosure                                                                            29

PART III

Item 10 - Directors and Executive Officers of the Registrant                                   30
Item 11 - Executive Compensation                                                               30
Item 12 - Security Ownership of Certain Beneficial Owners and Management                       30
Item 13 - Certain Relationships and Related Transactions                                       30

PART IV

Item 14 - Exhibits, Financial Statement Schedules and Reports on Form 8-K                      31

                                     PART I

ITEM 1 - BUSINESS

GENERAL

         The Company designs, manufactures and markets a complete range of sports, rugged outdoor and heavyweight casual socks as well as a wide variety of women's hosiery products, including tights, trouser socks, pantyhose and knee-highs. The Company believes it is one of the leading vendors of sports socks to sporting goods and active apparel stores. The Company also sells its products to department stores, discount stores and a variety of other retailers. In addition, the Company produces sports socks for sale by others under such widely-recognized brand names as adidas, ASICS, Bass, Brooks, Fila, Head Sportswear, IZOD, New Balance and Reebok and women's hosiery products for sale under the Liz Claiborne and Elisabeth brand names. Under license agreements, the Company produces and sells socks and women's hosiery directly to retailers under the brand names Coleman, Converse, Ellen Tracy, Evan-Picone, and Woolrich. The Company is currently negotiating licensing terms to produce and sell socks under the Rockport brand name. The Company expects that approximately two-thirds of its net sales in the current fiscal year will be derived from sales of socks with the balance derived from sales of women's hosiery products. As of March 1, 1997, the Company had more than 3,500 customers in the United States, Europe and other parts of the world.

         The Company was founded in 1912 in Newton, North Carolina by a group of individuals, including Joseph Albert Gaither, grandfather of the Company's Chairman and great grandfather of the Company's President and Chief Executive Officer, as a manufacturer of women's hosiery. In the mid-1970's the Company began diversifying its product line to include sports socks, and during the past ten years the Company has diversified geographically and modernized its production capacity, increased its domestic customer base, expanded its contract manufacturing business, acquired the rights to manufacture and sell socks and women's hosiery under several widely-recognized brand names and increased its marketing activities and sales in Europe and other foreign markets. In 1986 the Company established a manufacturing facility in the Republic of Ireland to serve European customers and in 1992 established a manufacturing facility in Ft. Payne, Alabama to produce promotionally-priced, multi-pair pack sports socks. In June 1995, the Company expanded its manufacturing capacity and customer base by acquiring Seneca Knitting Mills Corporation ("Seneca"), which has been engaged exclusively in designing, manufacturing and marketing rugged outdoor and heavyweight casual socks since 1954. In 1995 the Company also completed a major expansion of its manufacturing facility in the Republic of Ireland to accommodate growth from a new sports sock manufacturing program for adidas.

INDUSTRY OVERVIEW

         According to statistics compiled by the National Association of Hosiery Manufacturers ("NAHM"), total retail dollar volume in the United States of total hosiery, which includes all socks, women's sheer hosiery and tights, increased by approximately 25% from $6.1 billion in

1991 to $7.6 billion in 1996. During the same five-year period, total retail dollar volume of (i) socks increased by 43% from $3.0 to $4.3 billion on a 41% increase in retail unit volume, (ii) women's sheer hosiery remained unchanged at $2.7 billion on a 6.5% increase in retail unit volume and (iii) tights increased 66% from $411 million to $681 million on an 65% increase in retail unit volume. From 1991 to 1996, total retail dollar volume of men's and boy's sport/athletic socks (a category that includes rugged outdoor and heavyweight casual socks) increased by approximately 40% from $619 million to $866 million on a 36.5% increase in retail unit volume.

         According to preliminary statistics compiled by NAHM, in 1996 retail unit volume of socks increased 7.2%, retail unit volume of sheer hosiery declined 7.1% and retail unit volume of tights/opaques increased 7.3%. Production of socks in the United States increased 13% overall in 1996 with the production of women's socks, including both sports/athletic and casual dress socks, showing the greatest increase (22%) among the various categories of socks. Reflecting the decline in retail unit volume, production of women's sheer hosiery decreased 3% in 1996. Production of tights and opaque products also decreased 14% overall with the largest decline being in the category of girls tights/opaques. Production of women's tights/opaques increased slightly.

         Preliminary statistics compiled by NAHM regarding United States foreign trade in hosiery products indicate that the import penetration ratio for total imports of hosiery (as a percentage of shipments) increased from 9.2% in 1995 to 10.5% in 1996. The import penetration ratio for women's sheer hosiery and tights alone increased from 14.5% in 1995 to 19.3% in 1996 and for socks alone increased from 6.2% in 1995 to 6.9% in 1996.

         From 1990 to 1996, exports of socks increased almost four-fold from 2,979,000 dozens of pairs to 11,039,408 dozens of pairs with a corresponding increase in total dollar value of sock exports. The leading countries for United States exports of socks and women's hosiery in 1996 were Canada, Japan, Mexico and Germany.

         As part of the current trend in the United States towards more casual dress, socks are increasingly becoming a fashion statement for style-conscious consumers. The Company believes that this trend has helped drive the growth in recent years in sales of socks. Sales of promotionally-priced, multi-pair pack sports socks have also increased significantly during the past five years and captured an increasing share of the sports sock retail dollar volume. Influenced by the same trend towards more casual dress, the market for women's hosiery is changing from its emphasis on traditional sheer pantyhose to include more durable, heavyweight products such as tights and trouser socks. Manufacturing of women's hosiery products is also becoming increasingly concentrated with only 58 manufacturers of sheer hosiery operating in the United States. Of that number, the 30 largest manufacturers produce most of the women's hosiery sold in the United States.

         Rapid technological change is also affecting all sock and women's hosiery manufacturers. In the last ten years, manufacturers have been replacing their existing mechanical knitting machines with a smaller number of higher speed electronic machines capable of equal or greater production than the machines they replaced. The newer electronic machines, which have fewer moving parts and require less maintenance, also provide greater production flexibility since they can be rapidly changed over to knit a different style or type of product. Changing over older mechanical machines is a time-consuming, labor intensive process. The increased production capacity of the latest generation of knitting machinery has led to production overcapacity in some segments of the industry, which has been exacerbated by the fact that many of the older machines they replaced have been purchased by others and put back into production.

         In recent years, the industry has also been, and will continue in the future to be, affected by certain trends in the retailing industry, including a trend towards consolidation of all categories of retailers into larger units having greater purchasing power. The retail sporting goods industry, for example, which was traditionally highly fragmented and comprised of relatively small sporting goods retailers, sports specific specialty shops, pro shops and departments within chain and discount stores, is being transformed by the rapid growth of large format sporting goods retailers. They include customers of the Company such as The Sports Authority, which operates more than 120 stores under that name, Jumbo Sports, which was formerly known as Sports & Recreation and operates more than 60 stores principally under the names "Sports Unlimited," "Sports" and "Sports & Rec" in conjunction with a local community name, and Oshman's Sporting Goods, which operates, in addition to its 125 traditional sporting goods stores, a growing chain of large format stores under the name "SuperSports USA." Similarly, smaller regional discount chains in many regions of the United States are experiencing increasing pressure from the growth of the larger national discount stores such as Wal-Mart Stores and Target. Department stores are also affected by the industry trend towards consolidation of retailers. In 1995, Federated Department Stores and Broadway Stores merged, and May Department Stores Co. and J.C. Penney separately purchased most of Woodward & Lothrop, Inc. Industry analysts expect the trend towards consolidation and bankruptcy reorganizations among retailers to continue.

         The large format sporting goods stores and national discount, department and chain stores to which the Company and its competitors sell their products are using sophisticated electronic inventory management systems to achieve optimal in-stock levels of merchandise. These systems with electronic order placement features require manufacturers to make greater investments in working capital to maintain a more extensive inventory of finished products and in information technology that will give them a quick response capability when orders are placed, usually electronically, by these retailers. Increasingly, the large format sporting goods stores, national discount stores and large department store chains are also requiring manufacturers to play a greater role in marketing and managing their retail sock and women's hosiery business. This includes placing logistical demands on manufacturers that impose extra distribution costs and penalizing them through "chargebacks" when they do not conform to a retailer's rules for packaging, pre-pricing and shipping goods.

         The logistical and other demands retailers are placing on manufacturers and the rapid technological changes that have created overcapacity in some segments of the industry have already led to some consolidation of women's hosiery manufacturers (58 at December 31, 1995, as opposed to 66 at the same date in 1990 and 86 in 1986). While, according to the NAHM, the number of manufacturers of socks in the United States increased to 309 at

December 31, 1995 compared with 279 at the same date in 1990, the Company expects this number to decline in the next several years. Industry analysts expect that the sock manufacturing industry will be increasingly characterized by the presence of a small number of large manufacturers, relatively few medium-sized manufacturers and a large number of small manufacturers primarily selling greige goods and finished hosiery products to the larger manufacturers.

         The trend towards consolidation of manufacturers of socks and women's hosiery is expected to be reinforced by the trend among large retailers such as the national discount chains and the large format sporting goods stores to do business with a smaller group of vendors that are capable of providing a significant share of their total sock and women's hosiery requirements. With the exception of the very large manufacturers such as Sara Lee Hosiery and Kayser-Roth, most manufacturers concentrate on making either socks or women's hosiery products. The Company, which produces socks and women's sheer hosiery and tights, is one of only a few companies its size that makes all three of these categories of products. The Company believes that being a diversified manufacturer will become increasingly important as larger retailers seek to reduce the total number of vendors with which they do business. The Company also believes that product diversity will make the Company less vulnerable to consumer trends and trends in the retailing industry affecting only one segment of the sock and women's hosiery industry.

GROWTH STRATEGY

         During the past ten years, the Company has increased sales by diversifying its product lines, adding to and geographically diversifying its production capacity, expanding its domestic customer base, expanding its contract manufacturing business, acquiring the rights to manufacture and sell products under licensed brand names and increasing its marketing activities and sales in Europe and other foreign markets. The Company intends to continue this overall growth strategy by focusing on the following goals:

                  INCREASING SALES TO EXISTING CUSTOMERS. Many of the Company's existing customers in the sporting goods industry, such as Just for Feet, The Sports Authority, Jumbo Sports and Oshman's Sporting Goods, are expanding the number of stores they operate, and the Company expects that its sales to these customers will increase as a result of their unit growth. The Company also believes that it will be able to increase its sales to other existing customers such as Target, J.C. Penney and Nordstrom. The Company also expects to be able to expand its contract manufacturing of products sold under such widely-recognized brand names as adidas, Reebok and Fila for major athletic footwear and apparel companies, and for other companies, such as Liz Claiborne, that design, contract for the manufacture of and market products under their own trademarks.

                  ESTABLISHING SALES RELATIONSHIPS THROUGH CROSS-SELLING. The Company is seeking to establish relationships with certain major retailers with which the Company has not historically done business. Management believes that the Company's expanded customer base of major retailers resulting from the Seneca acquisition and the Evan-

         Picone women's hosiery program creates opportunities for cross-selling the Company's other products. The recent expansion of the Company's manufacturing facility in Ft. Payne, Alabama that produces multi-pair pack sports socks also positions the Company to compete effectively for sales to new customers.

                  OBTAINING ADDITIONAL LICENSING ARRANGEMENTS. The Company is seeking to license additional nationally and internationally recognized brand names to complement the Coleman, Converse, Ellen Tracy, Evan-Picone, and Woolrich licensed brand names. Management is currently negotiating licensing terms to produce and sell socks under the Rockport brand name.

                  ADDING COMPLEMENTARY PRODUCT CATEGORIES THROUGH SELECTIVE ACQUISITIONS. Women's casual socks and men's dress socks are complementary product categories that could be added to the Company's existing product lines through selective acquisitions of other manufacturers or through internal product diversification. Although the Company has no proposal, agreement, understanding or arrangement relating to the acquisition of any other company at this time, future acquisitions could also be expected to expand production capacity and add to the customer base.

                  INCREASING INTERNATIONAL SALES. The Company plans to build on the existing customer base served by the Company's manufacturing facility in the Republic of Ireland and on the Company's base of export sales of domestically manufactured products. In 1995 the Company completed an expansion of this facility that approximately doubled its production capacity.

OPERATING STRATEGIES

         In recent years, manufacturers of socks and women's hosiery have experienced a period of rapid technological change and encountered a demanding retail environment characterized by customers' expectations of immediate order fulfillment and depth in all product categories. Through the following core operating strategies, the Company is investing in new technology and strengthening its ability to provide a significant share of major retailers' total socks and women's hosiery requirements.

                  PRODUCING HOSIERY PRODUCTS FOR SALE UNDER BRAND NAMES. The Company produces socks for sale under its own brand names and for sale by athletic footwear companies and others under such widely-recognized brand names as adidas, ASICS, Bass, Brooks, Fila, Head Sportswear, IZOD, New Balance and Reebok. Under licensing arrangements, the Company produces and sells women's hosiery products directly to retailers under the Ellen Tracy and Evan-Picone brand names and socks under the Coleman, Converse, and Woolrich brand names. The Company also manufactures women's hosiery products for Liz Claiborne, Inc. under its brand names. The Company believes its reputation as a producer of well-known branded products, including the Company's own branded products in the sporting goods retail industry, distinguishes the Company from many of its competitors that manufacture socks and women's hosiery for sale only under retailers' private labels.

                  INVESTING TO BECOME A LOWER-COST MANUFACTURER. In recent years the Company has made significant capital investments in manufacturing technology with the goal of becoming a lower-cost, higher-volume producer of a broad range of products. Most of these investments have been made to replace existing mechanical knitting machinery for socks with higher speed, more flexible electronic knitting machines that require less maintenance and result in significant productivity increases. The Company has also invested in sophisticated machinery that automates the finishing operations at certain of its facilities, significantly reducing the labor inputs required. The Company will continue making capital investments in manufacturing and distribution technology when appropriate to remain competitive. As of March 1, 1997, the Company had commitments to purchase 84 electronic knitting machines for its women's hosiery division, 20 electronic knitting machines for its sports sock knitting operation in Ft. Payne, Alabama and 10 electronic knitting machines for Seneca.

                  OUTSOURCING MANUFACTURING TO INCREASE OPERATING EFFICIENCIES. To meet peak demand, the Company regularly outsources the manufacturing of certain products. As a result, the Company has been able to operate its own manufacturing facilities at more efficient production levels.

                  MANUFACTURING A BROAD RANGE OF PRODUCTS. For a number of years the Company has manufactured a complete range of sports socks and produced a wide variety of women's hosiery products, including tights, trouser socks, pantyhose and knee-highs. With the Seneca acquisition, the Company added rugged outdoor and heavyweight casual socks to its product lines. The Company has also broadened its product lines beyond traditional products to include complementary products such as thermal underwear/leggings, glove liners and gators for skiers and other outdoor sports enthusiasts.

                  MAINTAINING A LARGE AND DIVERSE CUSTOMER BASE. As of March 1, 1997, the Company had more than 3,500 customers in the United States, Europe and other parts of the world. Only one of such customers, Target, accounted for more than 10% of the Company's 1996 net sales and is expected to account for more than 10% of the Company's 1997 net sales. Management believes that maintaining a large and diverse customer base puts the Company in a stronger position to recover increased raw material and manufacturing costs through price increases than many of the Company's competitors who are dependent on a small number of major customers.

                  PROVIDING RAPID ORDER FULFILLMENT. The Company maintains finished inventory of many of its products that allows the Company to fill and deliver customer orders for those products generally within three days of the date the order is placed. In recent years, the Company has made capital investments in information technology to develop and implement its Quick Response system, which coordinates its manufacturing and order fulfillment systems with the sophisticated electronic inventory management control systems employed by an increasing number of the Company's larger customers.

                  FOCUSING ON CONSISTENT, HIGH QUALITY. The Company believes that consistent product quality is as important to its customers as rapid order fulfillment. The Company maintains a rigorous quality assurance program for its manufacturing operations and enjoys a good reputation among its customers for product quality.

         The Company's initial public offering, which was completed in November 1996, contributed to the further implementation of the Company's core operating strategies by reducing outstanding debt, improving cash flow and funding additional capital expenditures intended to give the Company an advantage as a lower-cost, higher-volume producer in an increasingly competitive marketplace.

OPERATIONS

         Sports Socks

         The Company manufactures an extensive collection of sports specific, active sport and sports promotional socks for men, women and children. The socks are knitted from a variety of natural and synthetic fibers and are manufactured in a wide array of styles, including tubes, crews, half-crews, quarters, rolldowns, slouches and cuffs.

         "Sports specific socks," which allow a team or individual athlete to match their socks to their activity, contain extra cushioning and differ according to where the protective cushioning is placed (ball, toes, instep, heel, arch, shin), how thick the cushioning is and the materials used to construct the socks. The Company produces most of its sports specific socks for athletic footwear and apparel companies that design, contract for the manufacture of and market sports socks under such widely-recognized brand names as adidas, ASICS, Bass, Brooks, Fila, Head Sportswear, IZOD, New Balance and Reebok. Through its vendor relationships with these athletic footwear and apparel companies, the Company not only increases its sales but also gains access to changes in styling trends in the sporting goods industry. The Company also produces its own collection of sports specific socks, which are sold to retailers under the Company's SportSox brand name (in packaging and on displays that also bear the Ridgeview name and trademark). This collection includes socks for seven different sports, including in-line skating, tennis, cross-training, cycling and aerobics.

    The Company's "team collection" of sports specific socks is designed for sale to sporting goods dealers that outfit school and recreational athletic teams. The collection includes basketball, baseball, soccer and volleyball socks. The baseball socks include the traditional nylon stirrup and sanitary socks worn under the stirrups as well as several styles of one piece, knitted-in stirrup socks. The soccer socks include acrylic soccer socks for recreational play and heavier, more expensive nylon socks for the serious soccer player.

         Under the brand name Kidsox, the Company manufactures several styles of basic cushion socks specifically for children that are made with the same quality features found in their adult-sized counterparts. The Kidsox line includes a feature the Company calls "dirt defender," which is a grey color blend on the bottom of the sock that helps keep that portion of the sock color-fast despite rough use and repeated washings.

         "Active sport socks" are specifically designed for the serious athlete who participates in active sports such as basketball, tennis, running, cycling and aerobics. They offer high performance features like special fibers and triple layer construction to provide cushioning in high impact areas and protection against abrasion and blisters. The Company's premium line of active sport socks, which includes socks for eight different sports, is sold at premium prices under the Company's LINEOne brand name in packaging and on displays that also bear the Ridgeview name and trademark. The natural and synthetic fibers used in these socks include mercerized cotton (cotton yarn processed in a caustic solution to increase the fiber's strength and luster), wool, silk, Duraspun (a Monsanto synthetic fiber that allows for maximum shock absorbency and offers excellent wicking properties), CoolMax (a DuPont synthetic fiber that breathes, while wicking perspiration away from the skin) and Thermastat (a DuPont cold-weather synthetic fiber that traps warmth while allowing moisture to escape).

         Under the brand name SportSox and under private labels of various sporting goods and discount stores, the Company manufactures and sells in multi-pair packs a variety of styles of lightweight basic cushion socks designed to be sold at promotional prices. These socks, which include tubes, crews, quarters, rolldowns, slouches and cuffs and offer many of the features that are found in the Company's premium-line socks, are knitted from a cotton-rich blend of yarns.

         Rugged Outdoor and Heavyweight Casual Socks

         The Company's collection of rugged outdoor and heavyweight casual socks, which expanded significantly with the acquisition of Seneca, is designed for hikers and other outdoor enthusiasts as well as consumers who appreciate the value of heavyweight casual socks. The collection of rugged outdoor and heavyweight casual socks, most of which are sold under private labels includes 14 styles of thermal insulated socks, 11 styles of hiking and trekking socks, 15 styles of general outdoor wear socks and 13 styles of heavyweight casual socks.

         In June 1995, Seneca began manufacturing rugged outdoor and heavyweight casual socks under the licensed brand name Woolrich. Under the three-year license agreement with Woolrich, Inc., the Company has the right to manufacture and sell rugged outdoor and heavyweight casual socks under the Woolrich name in the United States. The Company must meet minimum annual sales thresholds that increase during the license term and pay a royalty equal to the greater of 5% of its net sales of Woolrich brand socks or the applicable minimum annual sales amount. The license agreement terminates on June 30, 1998 with an option to renew for an additional three-year period provided the Company's performance as licensee has been satisfactory. The Company is currently negotiating licensing terms to manufacture and sell socks, beginning July 1, 1997, under the Rockport name under similar licensing agreements.

         The Company also manufactures and sells a collection of outdoor socks specifically designed for downhill and cross-country skiers, which includes nine styles of bright, colorful skiing socks and liners. These socks are sold under the Ridgeview name or private labels to several large retailers with national distribution as well as to smaller, resort-oriented ski merchandise shops. The skier-oriented outdoor collection also includes several styles of thermal underwear/leggings as well as glove liners and gators. The Company believes the favorable market response to its thermal underwear/leggings products offers continued opportunities for sales growth and additional complementary product development.

         The fibers used in manufacturing the rugged outdoor and heavyweight casual and ski sock collections include wool, wool blend, cotton and silk. They also include such synthetic fibers as polypropylene (which when blended with wool or cotton provides a superior level of durability and serves to effectively wick moisture away from the skin, keeping feet dry), turbo hi-bulk acrylic (a premium grade of acrylic that provides high bulk, softness and loft), Thermax (a hollow core fiber used in cold weather socks that traps warmth while wicking moisture away from the skin) and CoolMax. The thermal underwear/leggings are constructed from a blend of DuPont's newest cold weather fighting polyester fiber, Thermostat, and spandex fiber, Lycra.

         Women's Hosiery Products

         The Company manufactures a complete line of women's private label hosiery, including more than 600 styles of tights, trouser socks, pantyhose and knee-highs available in all popular colors and textures. The Company's largest customer for these private label products is Target. In 1994, the Company entered the designer segment of the women's hosiery market through the negotiation of the license to manufacture and sell women's hosiery under the Ellen Tracy brand name in the United States and Canada. The licensor, Ellen Tracy, Inc., is a designer and manufacturer of "upmarket" women's ready-to-wear fashions. In return, the Company must meet certain quality standards, distribute primarily to better department and specialty stores, sell only limited quantities of Ellen Tracy hosiery at off-price and pay a royalty equal to 7% of its net sales of Ellen Tracy products. In addition, the Company is required to expend in each year the agreement is in effect an amount equal to 3% of the annual sales targets on advertising and promotions of Ellen Tracy products. Approximately one-half of that amount is required to be made in the form of a contribution to the national advertising budget of the licensor. The Company has recently broadened the Ellen Tracy product line beyond the original limited product category of high-end tights and trouser socks to include dress pantyhose and casual socks and improved the packaging of the entire line of Ellen Tracy products. Ellen Tracy hosiery products are now available in tights, trouser socks and pantyhose sold at premium retail prices.

         The Company is required to make minimum guaranteed royalty payments in increasing amounts each year under the Ellen Tracy license agreement. The minimum guaranteed royalty payments are based on 7% of annual sales targets for Ellen Tracy products of $1.5, $3.0 and $5.0 million in 1994, 1995 and 1996, respectively, which were established by negotiation with no prior sales experience by the Company or a prior licensee of this Ellen Tracy hosiery program to serve as a guide. The Company's net sales of Ellen Tracy products exceeded $1.5 million in 1994. The Company's net sales of Ellen Tracy products in 1995 represented only 84% of the $3.0 million sales target for that year, and the Company did not achieve its 1996 sales target of $5.0 million, selling only $3.0 million of Ellen Tracy products. Nonetheless, in late 1996, the licensor agreed to a one-year renewal term ending December 31, 1997 for the

Ellen Tracy license agreement with a minimum annual sales threshold of $5.0 million. There can be no assurance that the Company will be able to achieve the minimum sales target in 1997 or that the licensor will renew the Ellen Tracy license when its current term expires in December 1997.

         On May 28, 1996, the Company negotiated a license to manufacture and sell women's sheer hosiery and medium-weight tights under the Evan-Picone brand name, a widely-recognized and established brand of women's hosiery. The initial term of the license agreement ends December 31, 1999, but the license is renewable at the Company's option for another three years, provided the Company has satisfied the minimum annual sales threshold of $14.0 million for the twelve-month period ending June 30, 1999. The Company is required to pay royalties equal to 5% of net sales of Evan-Picone products (3% of net sales of excess inventory and close-out sales). In addition, the Company must spend 2% of annual net sales of Evan-Picone products on advertising. The Company is required to make minimum guaranteed royalty payments during the term of the agreement in increasing amounts in each annual period of the license term, which is $450,000 for the 18-month period commencing July 1, 1996 through December 31, 1997, and increases to $750,000 in the sixth annual period of the license agreement. The license also requires the Company to use its best efforts to sell and promote Evan-Picone women's hosiery and provides that the Company shall be deemed to be not using its best efforts if the Company's net sales fail to exceed certain specified amounts during each annual period of the license term. The specified amount of net sales of Evan-Picone products that must be achieved is $9.5 million for 18-month period commencing July 1, 1996 through December 31, 1997, and increases in each annual period thereafter with net sales requirements of $14.0 and $20.0 million in the third and sixth annual periods, respectively. Net sales of women's hosiery under the Evan-Picone brand name by the prior licensee were $17.5 million in such licensee's fiscal year ended January 31, 1996. In the event the Company fails to meet the specified amount of net sales in any annual period, the licensor has the right to terminate the agreement. The licensor may also terminate the agreement in certain other events, including a change of control of the Company, the Company's failure to make payments due under the agreement, abandonment of the trademark or the granting of a lien or encumbrance on Evan-Picone products.

SALES AND MARKETING

         During 1995 the Company integrated the sales and marketing of its socks and women's hosiery products, which have traditionally been segregated by product category. This reorganization of the Company's direct sales force gives one executive officer responsibility for sales of all of the Company's products and allows each member of the direct sales force to offer the entire mix of the Company's products to customers.

         The following table provides an overview of the sales and marketing of the Company's finished products by product category, pricing approach, selected brand names, market segment, major customers and method of distribution.

                                                                  Selected                                               Percentage
                                                  Pricing           Brand           Distribution            Major          of 1996
  Product Category      General Description       Approach          Names          Channels Used          Customers        Revenue
  ----------------      -------------------       --------          -----          -------------          ---------        -------
SOCKS

Sports specific        Functional, high         Moderate      adidas,            Sporting goods       The Sports            25.1%
                       quality socks with                     Reebok, Fila,      stores, athletic     Authority, Jumbo
                       extra cushioning that                  Converse,          footwear stores,     Sports, Champs,
                       allow an individual                    IZOD, Head,        athletic footwear    Oshman's
                       to match socks to a                    ASICS,             and apparel          SuperSports
                       particular sport                       Ridgeview, Pro     manufacturers        USA, SportMart,
                       activity                               AM                                      Reebok, Fila

Sports promotional     Lightweight, basic       Value         SportSox,          Sporting goods       The Sports            23.6%
                       cushion socks for a                    GAMEsocks          stores, athletic     Authority, Jumbo
                       variety of uses                                           footwear stores,     Sports, Champs,
                                                                                 mass market and      Oshman's,
                                                                                 discount stores      SuperSports USA

Rugged outdoor         Heavyweight socks        Moderate      Woolrich,          Mass market          Kmart, J.C.           17.0%
and heavyweight        with true rib            to            Oyster Bay,        and discount         Penney, The Gap,
casual                 construction made        Premium       Winchester,        stores, outdoor      Lands' End,
                       with wool and cotton                   Seneca             specialty stores,    Eddie Bauer,
                       blends for hiking,                                        department           WIX
                       skiing, hunting and                                       stores, mail         Corporation,
                       other active outdoor                                      order retailers,     Wal-Mart Stores,
                       uses                                                      sporting goods       SportMart, Target
                                                                                 stores

Active sport           Cushion-engineered       Premium       LINEOne            Sporting goods       The Sports            2.4%
                       socks with fiber and                                      stores, athletic     Authority, Jumbo
                       construction elements                                     footwear stores,     Sports, Champs,
                       intended to provide                                       athletic footwear    Oshman's
                       high performance                                          and apparel          SuperSports
                       features for the                                          manufacturers        USA, SportMart
                       serious athlete
WOMEN'S
HOSIERY

Tights and trouser     Opaque, durable          Moderate      Ellen Tracy,       Department           Target, J.C.          18.4%
socks                  pantyhose and            to            Liz Claiborne      stores, mass         Penney,
                       trouser socks made       Premium                          market and           Mercantile,
                       with heavy-weight                                         discount stores,     Dillard's,
                       nylon yarns and with                                      women's              Federated
                       spandex in either half                                    fashions             (Macy's, Rich's),
                       or all of the knitted                                     specialty stores     Neiman Marcus,
                       courses                                                                        Parisian,
                                                                                                      Nordstrom


Sheer pantyhose        Basic ladies             Value to      Ellen Tracy,       Mass market,         Target, J.C.          12.2%
and knee-highs         pantyhose and knee-      Premium       Liz Claiborne,     discount and         Penney,
                       highs made with                        Evan-Picone        department           Mercantile,
                       lightweight nylon                                         stores               Dillard's,
                       yarns and                                                                      Federated
                       nylon/spandex yarns                                                            (Macy's, Rich's),
                       for everyday and                                                               Neiman Marcus,
                       special uses                                                                   Parisian,
                                                                                                      Nordstrom

         Sports, Rugged Outdoor and Heavyweight Casual Socks

         The Company believes it is one of the leading vendors of sports socks to sporting goods and active apparel stores. The Company also sells its own and licensed brand name socks to athletic footwear stores, sporting goods dealers, department stores and mass merchandisers throughout the United States and Canada. Among the Company's leading customers for its own sports sock brands are Just for Feet, The Sports Authority, Oshman's Sporting Goods, Sportmart and Jumbo Sports. Among the Company's leading customers for its rugged outdoor and heavyweight casual socks, most of which are sold under various retailers' private labels, are Kmart, J.C. Penney and Structure (a division of The Limited, Inc.).

         The Company also sells sports specific socks to many of the large athletic footwear and apparel companies, including Adidas AG, Reebok International, Ltd., New Balance, Inc. and Fila Holdings SpA, which design, contract for the manufacture of and market sports socks under their widely-recognized brand names. The Company is the primary manufacturer of sport socks bearing the adidas brand name to fill orders from distributors of adidas branded products located throughout Europe. To accommodate growth from the adidas sports sock manufacturing program, the Company, in 1995, doubled the capacity of its manufacturing facility in the Republic of Ireland.

         In conjunction with its retailers, the Company employs a sophisticated marketing program for its own footwear collection designed to increase sales by educating consumers about the benefits of its active sports, sports specific and rugged outdoor and heavyweight casual socks. For example, the Company's LINEOne brand of active sports socks are packaged in bright, colorful, attention-getting sleeves printed with extensive information about the benefits of the extra cushioning in high impact areas, the unique qualities and benefits of the natural and synthetic fibers used and other features of the LINEOne brand that are designed to help consumers appreciate the value of these premium-priced socks. The marketing program includes offering retailers a variety of merchandising aids such as floor and counter unit displays equipped with signage bearing the Ridgeview name as well as the Company's brand names. For the Company's promotionally-priced socks, which are typically sold in packages of three or six pairs each, the Company offers retailers free-standing, wire-constructed package bins equipped with similar signage. For most of its socks, the Company also offers a 'tier' unit sock display system equipped with Ridgeview and brand name specific signage designed to fit into retailers' existing pegboard or slat wall product display systems.

         Approximately 50% of the Company's sock sales in 1996 were made by a nationwide network of more than 65 independent sales representatives, most of whom specialize in sporting goods and athletic apparel, who earn commissions on sales of the Company's products. The Company has an internal sales force of six employees, four of whom are located at the Company's headquarters and the rest of whom are located at the Company's other facilities. Two of these sales employees work exclusively with large athletic footwear and apparel companies for which the Company serves as a manufacturing source and major private label accounts. Sales of sports socks manufactured at the Company's facility in the Republic of Ireland, which are sold primarily to Adidas AG and Reebok International Ltd. for distribution by them to retail outlets in Europe, are handled by a small group of employees located at that facility.

         Since the Seneca acquisition in June 1995, the Company has been selling rugged outdoor and heavyweight casual socks under the licensed brand name Woolrich. Sales of Woolrich socks are made primarily by the 40-person direct sales force employed by Woolrich, Inc., who earn commissions from the Company.

         In both its branded and private label sock business, the Company engages in cooperative advertising with major retail accounts, whereby the Company pays a percentage of the cost of advertising and promotional expenses. In most instances, the percentage of the Company's contribution to the retailer's advertising budget is related to the volume of the Company's sales to the retail account.

         International Sales and Marketing of Socks

         In 1996, approximately 14% of the Company's sock sales were attributable to sales to customers located outside of the United States. Among the principal countries to which the Company exports socks are the United Kingdom, France, Japan, Singapore and Finland. All of the production at the Company's manufacturing facility in the Republic of Ireland is sold in Europe. To accommodate growth from the new adidas sports sock manufacturing program, the Company completed a major expansion of this facility in 1995.

         Women's Hosiery Products

         The Company sells private label women's hosiery products to approximately 150 department stores, specialty retailers, mass market and discount stores throughout the United States in over 5,000 locations. Among the Company's leading customers for its private label products are Target, J.C. Penney, Nordstrom and Liz Claiborne, Inc., which designs, contracts for the manufacture of and markets women's hosiery packaged under various trademarks, including Liz Claiborne and Elisabeth, to better department and specialty stores. The Company sells Ellen Tracy women's hosiery to more than 100 department and specialty stores in over 1,000 locations throughout the United States and Canada. Principal customers for the Ellen Tracy line of hosiery products include Saks Fifth Avenue, Neiman Marcus, Nordstrom, Macy's, Bloomingdale's and Dillard's.

         In July 1996, the Company began selling the line of Evan-Picone women's hosiery products, which is distributed through more than 200 department and specialty stores in over 1,500 locations throughout the United States and Canada. Principal customers for the Evan-Picone product line include May Department Stores Co., Dillard's, J.C. Penney and Federated Department Stores. The Company began selling Evan-Picone products through a nationwide network of sales representatives, most of whom sold Evan-Picone products for the company that previously held the license for the Evan-Picone women's hosiery program. On January 1, 1997, this group of ten sales representatives became part of the Company's internal sales force. The Company intends to expand the Evan-Picone product line to include medium-weight tights and trouser socks as well as pantyhose and knee-highs.

         With the addition of the ten sales representatives from the Evan-Picone women's hosiery program, the Company's internal sales force for women's hosiery products has grown to sixteen employees. This reorganized sales force is now responsible for the private label, Ellen Tracy and Evan-Picone hosiery business. Senior management is actively involved in selling to major accounts and participates during market weeks and at other times in presentations to department stores and specialty retailing customers.

         The Company works closely with retailers, placing special emphasis on packaging and design, to develop attractive and economical private label hosiery programs that will meet with consumer acceptance and generate increased sales for the retailer as well as the Company. For example, in 1995 the Company made significant changes in product construction and pricing for its private label programs with Target and took steps to control product costs by making additional investments in knitting and automated finishing and packaging machinery to increase the efficiency of the Company's manufacturing operations.

         In both its private label and branded business, the Company engages in cooperative advertising with major retail accounts, whereby the Company pays a percentage of the cost of advertising and promotional expenses. In most instances, the percentage of the Company's contribution to the retailer's advertising budget is related to the volume of the Company's sales to the retail account. From time to time, the Company's major yarn suppliers also contribute to the cost of such cooperative advertising and promotions. The Company is required to devote 3% of its Ellen Tracy sales to advertising. In 1996, approximately one-half of that amount was used for cooperative advertising with retail accounts, and the remainder was paid to Ellen Tracy, Inc. to support general advertising of the Ellen Tracy brand name in fashion magazines and other national media.

         The Company intends to expand its private label women's hosiery business, sales of which have increased in each of the last three years, by augmenting sales under private label programs with existing customers, improving customer service and pursuing additional private label program business with major retailers. Following the expected purchase of additional electronic knitting equipment during the next 12 months, together with the investments in technology recently made to strengthen women's hosiery manufacturing and the ability to contract with other manufacturers for finished product when necessary, the Company will have the capability to expand sales of its private label business without making significant additional capital expenditures. The Company intends to expand the sales of Ellen Tracy and Evan-Picone women's hosiery by adding to the existing styles offered, increasing its sales and marketing effort and continuing major product development.

MANUFACTURING

         The chart set forth below provides an overview of the Company's manufacturing facilities by geographic location:

                                       Number of
                                        Knitting                                                        Approximate
                          Number        Machines                                                        Output per
                            of        Installed in       Year      Approximate                            Week in       Approximate
Location                 Knitting      Last Three     Operations     Square                              Dozens of       Number of
of Facility              Machines        Years         Commenced    Footage     Product Categories         Pairs         Employees
-----------              -------         -----         ---------    -------     ------------------         -----         ---------
Newton, NC                  114            12            1912       100,000     Tights, trouser             18,000          240
(women's hosiery)                                                               socks, pantyhose
                                                                                and knee-highs
Newton, NC                   53            53            1976        70,000     Complete range of           15,000          180
(sports socks)                                                                  sports specific
                                                                                socks
Tralee, Republic             79            48            1986        45,000     Complete range of           15,000          115
of Ireland                                                                      sports specific
                                                                                socks
Ft. Payne, AL                71            71            1992        72,000     Complete range of           35,000          175
                                                                                sports promotional
                                                                                socks
Seneca Falls, NY            197            29            1954       180,000     Complete range of           12,000          190
                            ---            --                       -------     rugged outdoor and          ------          ---
                                                                                heavyweight casual
                                                                                socks
Total                       514           213                       467,000                                 95,000          900
                            ===           ===                       =======                                 ======          ===


         Sports, Rugged Outdoor and Heavyweight Casual Socks

         The Company manufactures socks primarily for inventory requirements based on estimated demand but also in response to customer orders on private label business. The Company maintains finished inventory of its own and licensed brand products under the Company's Quick Response inventory control system. Products maintained in finished inventory are generally shipped within three days of receipt of an order, which in the case of the Company's larger customers is typically received and processed by the Company electronically. Orders for socks not maintained in finished goods inventory are typically shipped within ten to thirty days of receipt of the customer's order, depending upon the size of the order.

         The Company manufactures socks at all of its facilities. At its facility located in Newton, North Carolina, the Company has 53 knitting machines, all of which are electronic. In its facility located in Ft. Payne, Alabama, where all of the Company's promotionally-priced, multi-pair pack lightweight cushion socks are made, the Company has 71 electronic knitting machines. At its facility located in the Republic of Ireland, where the Company makes sports specific socks primarily for sale to major athletic footwear and apparel companies, the Company has 79 knitting machines, 48 of which were installed in the last three years. At its facility located in Seneca Falls, New York where the Company produces all of its rugged outdoor and heavyweight casual socks, the Company has 197 "double cylinder" knitting machines, most of which are mechanical machines.

         The Company's electronic, CAD/CAM-driven machines allow the Company to vary its manufacturing runs to adjust quickly to changing patterns in demand without traditional high change-over or retooling costs. They also allow the Company to maintain a computer library of pattern and texture designs that can be electronically transmitted to these knitting machines. When the appropriate yarns have been installed to feed into them, the machines will automatically adjust to knit socks conforming to the new pattern and texture design.

         The Company generally operates its sock knitting machinery at each facility five days a week, 24 hours a day, except in Newton where the Company operates its sock knitting machinery seven days a week, 24 hours a day. Finishing socks, which includes toe closing, bleaching, scouring and dyeing, boarding, pairing and packaging, is generally accomplished at each facility by one shift of labor working five days a week and overtime when necessary. To meet peaks in demand for finished inventory that cannot be met from its own production, the Company from time to time purchases greige goods from other manufacturers.

         Although the Company expects to continue making regular, and in some years significant, investments in technology that will increase the productive capacity, efficiency and competitive position of its sock manufacturing operations, the Company believes that its sock manufacturing operations, supplemented by the purchase of greige goods from others when necessary, will be able to meet current and projected demand for the Company's products.

         Women's Hosiery Products

         The Company manufactures its women's hosiery products in response to customer orders and for inventory requirements based on estimated demand. The Company maintains finished inventory of certain private label and Ellen Tracy hosiery under the Company's Quick Response inventory system. Products maintained in finished inventory are generally shipped within three days of receipt of an order from a retail account, which in the case of the Company's larger customers, such as Target, is typically received and processed by the Company electronically. Orders for women's hosiery not maintained in finished goods inventory are typically shipped within ten to thirty days of receipt of the customer's order.

         The Company manufactures women's hosiery products at its facility in Newton, North Carolina, where the Company has 114 knitting machines, automated assembly equipment and static dyeing machines. Eleven of the Company's machines are electronic, CAD/CAM-driven and allow the Company to vary its manufacturing runs to adjust quickly to changing patterns in demand without traditional high changeover or retooling costs. The Evan-Picone hosiery program and certain other women's hosiery products are outsourced to other manufacturers. As of March 1, 1997, the Company had commitments to purchase 84 electronic knitting machines for its women's hosiery division to replace the existing mechanical machines currently in use. These new electronic knitting machines produce hosiery at a faster rate and reduce change-over and retooling costs, as well as provide higher efficiency levels, significantly improve product quality, reduce "fallout" and enhance product development through product sophistication and diversity. The Company generally operates its women's hosiery-knitting machinery 24 hours a day, five days a week. The finishing of women's hosiery which, includes toe closing, fabricating, boarding and packaging, is generally accomplished by one shift of labor working five days a week. Overtime work is scheduled when necessary to respond to increased product demand. The Company recently purchased new assembly and packaging machinery, which by automating several of the steps in the finishing process, has reduced the Company's labor requirements for this traditionally labor intensive part of the manufacturing process.

         For its electronic CAD/CAM-driven knitting machinery, the Company is able to maintain a computer library of hosiery patterns and texture designs that can be electronically transmitted to the knitting machines. When the appropriate yarns have been installed to feed into them, these machines will automatically adjust to knit hosiery conforming to the new pattern and texture design. The Company has a small in-house product development staff which includes an experienced fashion designer that develops original designs on the Company's CAD/CAM system.

         The Company regularly contracts with other manufacturers for greige goods as well as finished hosiery when orders for the Company's women's hosiery products exceed its production capacity. Although the Company expects to make continuing, significant investments in technology to increase the production capacity and efficiency of its women's hosiery manufacturing operations, the Company believes that, with the exception of the Evan-Picone program and a limited number of other styles of women's hosiery products that will be outsourced from time to time to other manufacturers, it will have sufficient technologically advanced production capacity to meet current and projected demand for its women's hosiery products for the next several years.

QUALITY ASSURANCE PROGRAM

         The Company maintains a rigorous quality assurance program for its manufacturing operations that begins with the purchase of only high-quality yarns and a program of regular maintenance and constant monitoring, some of which is done by computer, of the Company's knitting machinery. Greige goods produced by the Company or purchased from others are carefully inspected prior to finishing, and randomly selected samples of finished goods are inspected prior to being packaged and shipped. The Company also emphasizes strong interaction with its major customers on quality assurance issues and employee education on the importance of quality assurance. During each of the past five years, the Company has achieved high-quality standards with less than 1% of its products in each of such years being returned as defective. Based on their collective years of experience, management of the Company believes this record compares favorably with those of others in the industry.

RAW MATERIALS

         The Company's products are manufactured from yarns spun from either synthetic (e.g., nylon and acrylic) or natural (e.g., cotton and wool) fibers, or a blend of both. The principal yarns used in the manufacture of sports, outdoor and casual socks are cotton, wool and a variety of synthetic fibers. The principal yarns used in the manufacture of women's hosiery products are textured nylon of varying weights and spandex, principally DuPont's Lycra. As the Company has achieved greater manufacturing efficiencies through investments in modern knitting machinery and automated finishing and packaging equipment that reduce labor inputs and as the prices of yarns spun from both natural and synthetic fibers have increased, the cost of raw materials as a percentage of the Company's cost of goods sold has increased.

         With recent declines in cotton prices, United States cotton prices are currently just above their ten-year average price of 70 cents a pound after two years of prices that were significantly above the ten-year average. Prices for wool, the other major natural fiber the Company uses, have also declined in the last year after sharp increases in the previous two years, reflecting increased consumer demand for natural fibers and changes in production. The Company and other major users of cotton and wool yarns typically enter into fixed-price contracts, having terms ranging from six to twelve months, during the fall of the year when much of the cotton crop is being harvested worldwide. By doing so, the Company and its competitors are able to avoid making significant purchases of cotton and wool on the spot market and are able to establish and maintain pricing for their products using large amounts of these natural fibers throughout the year with only minor adjustments.

         The Company purchases its requirements for textured nylon, polyester, polypropylene and other yarns made from synthetic fibers from a variety of suppliers at prevailing prices that are influenced both by changes in demand and the producers' costs. Many synthetic fibers, such as polyester, are petrochemical-based, and prices for them are influenced by changes in the price of petroleum. The Company has reduced the adverse effect of price increases for synthetic fiber yarns in recent years by negotiating rebates with its major synthetic yarn suppliers based on the Company's volume of purchases.

         The Company generally has been successful in recovering increased raw material costs on its branded products, many of which include significant amounts of wool and cotton yarn as well as yarns made from synthetic fibers. Recovering higher costs for raw materials on the Company's private label women's hosiery products is generally more difficult because of the highly competitive nature of this business.

QUICK RESPONSE INVENTORY SYSTEM

         The Company has developed its sophisticated Quick Response inventory system to enable the Company to coordinate its manufacturing operations and order fulfillment system with the electronic inventory control systems employed by most of the Company's women's hosiery customers and an increasing number of its major sport socks customers. The Quick Response inventory system, which combines bar code technology with electronic data interchange ("EDI"), provides a link between the customers' and the Company's computers, eliminates inefficiencies by automating receipt and processing of customers' orders and allows the Company to respond with "just-in-time" manufacturing techniques to the tighter shipment schedules demanded by large retailers. Using EDI technology, the Company receives from certain major customers, via electronic interchange, weekly updates of sales and inventory levels from store locations nationwide. For certain customers, such as Target and The Sports Authority, this information automatically generates orders which the Company then fills.

         With a portion of the net proceeds of the Company's initial public offering completed in November 1996, the Company plans to construct, within the next 18 to 24 months, a distribution center at its manufacturing facility in Newton, North Carolina, which will incorporate sophisticated inventory control and order fulfillment technology and become an integral component of the Company's Quick Response inventory system. In the last five years, the Company has made significant investments in computer hardware and software to implement its Quick Response system. While the Company will need to continue making significant capital investments in new information technology to maintain and strengthen its Quick Response system in response to major retailers' increasingly sophisticated EDI expectations, the Company believes the current system is adequate for its current business.

MAJOR CUSTOMERS

         In 1996, sales of women's hosiery products and socks to Target accounted for approximately 13% of the Company's total net sales. During such year, no other single customer accounted for more than 10% of the Company's consolidated net sales. The Company's business relationship with Target began more than 20 years ago when Target had less than 100 stores. As the number of stores operated by Target has increased to over 700, the Company's sales to this customer have increased commensurately. The Company's five largest women's hosiery customers, including Target, accounted for approximately 65% of the Company's total women's hosiery business in 1996. During the same year, the Company's five largest sock customers accounted for approximately 30% of the Company's sock business.

CREDIT AND COLLECTIONS

         The Company's credit and collection functions are managed by the Company's credit department at its corporate headquarters, except for credit and collection on sales of socks manufactured at the Company's facilities located in Seneca Falls, New York and in the Republic of Ireland, which are handled by employees at those facilities. The credit of the Company's customers is evaluated regularly by monitoring of accounts receivable and through reports obtained from major business credit evaluation services. In the case of smaller retail outlets for sports socks, the Company relies in part on credit evaluation information available through a variety of credit information sources. The Company believes its credit and collection management has been a significant factor in minimizing the effect on the Company of bankruptcy filings of certain customers. In each of the last five years, the Company's write-off of uncollectible receivables has averaged less than 1% of net sales.

SEASONALITY

         The Company's sales of rugged outdoor and heavyweight casual socks, ski socks and thermal underwear/leggings are highly seasonal and generally occur during the fall and winter selling seasons, which begin in August and end in December. The Company's women's hosiery business is also somewhat seasonal with hosiery sales, particularly sales of tights (which sell for higher wholesale prices than women's sheer hosiery) increasing in the fall and winter months. Historically, the majority of the Company's sales have been generated, and most of the Company's profits have been earned, in the third and fourth quarters of its fiscal year.

BACKLOG

         As a result of the seasonality of certain products, the Company accumulates a temporary backlog of orders primarily during the summer and early fall months. At March 1, 1997, the Company's order book reflected unfilled customer orders for approximately $7.2 million of products as compared to $9.9 million at the same date in the prior year. Order book data at any given date is also materially affected by the timing of recording orders and of shipments, as well as the status of major private label programs. Recently, certain large customers who formerly placed firm orders with the Company began instead providing projections of their demand for the Company's products and transmitting smaller firm orders on a more frequent basis. Accordingly, order book data should not be taken as indicative of eventual actual shipments or net sales, or as providing meaningful period-to-period comparisons. Excluding those products which are seasonal in nature and major private label programs, the Company receives orders fairly evenly throughout the year and generally ships within three to thirty days after receipt of a customer's order.

COMPETITION

         The sock manufacturing segment of the hosiery industry is highly fragmented and competitive. According to the NAHM, at December 31, 1995 there were 309 companies manufacturing socks in the United States at 394 locations. The Company is subject to competition from a number of these companies that manufacture and sell a complete range of sports socks or, in many cases, specific categories of sports socks, such as active sports socks, that are competitive with one or more of the Company's products. The Company believes that it is one of the leading vendors of sports socks to sporting goods and active apparel stores. The number of competitors in the manufacture and sale of rugged outdoor and heavyweight casual socks is considerably smaller because the number of "double cylinder" knitting machines required to make these socks is limited.

         The women's hosiery industry is highly competitive and is currently experiencing excess capacity and flat demand for sheer hosiery products. The women's hosiery industry is dominated by the industry leader, Sara Lee Hosiery, and by Kayser-Roth. Sara Lee Hosiery not only sells private label and brand name women's hosiery to department stores, specialty stores and mass merchandisers, it also sells substantial quantities of its brand name products directly to consumers through its outlet catalog. Sara Lee Hosiery and Kayser-Roth, as well as several other large domestic manufacturers of women's hosiery, have substantially greater market share and financial resources than the Company. The Company is also subject to competition from a large number of smaller domestic competitors, which compete primarily based on price for private label business. Sara Lee Hosiery manufactures and sells women's hosiery in the designer segment of the market under the licensed Donna Karan brand name in competition with the Company's Ellen Tracy hosiery. Other women's hosiery manufacturers sell similar designer name brand women's hosiery with equal or greater consumer recognition, which is marketed to the same group of fashion-conscious consumers to which the Company's Ellen Tracy hosiery is marketed.

         Competition among manufacturers of all categories of the Company's products is primarily on the basis of customer service, product quality, pricing, order fulfillment capability and relationships forged over time between sales personnel and buyers for the large national retailers and other major customers. The Company believes that the most important of these are order fulfillment and product quality, which encompass the ability to service the customer's needs by fulfilling and shipping orders for products that are of a consistent quality on a timely basis. The Company believes its good reputation for order fulfillment and consistent product quality gives it a competitive advantage over many of its competitors, including some competitors whose prices are lower than the Company's prices for similar products.

         The Company believes that its increased size, which has occurred as the result of internal sales growth and the Seneca acquisition, as well as its diversified product lines, give the Company an increasing competitive advantage. The Company believes a manufacturer's size will be particularly important during a period of anticipated consolidation in the sock and women's hosiery industry that is being driven in part by increased retail concentration. In this regard, the Company expects to benefit from an industry trend for retailers to align with a fewer number of major manufacturers who can provide a significant share of a major retailer's total sock and women's hosiery requirements, have the capability of assisting the retailer in managing its hosiery business and are able to meet increased logistical demands imposed by major retailers.

REGULATION

         The Company's business is subject to regulation by federal, state and local governmental agencies dealing with various aspects of conducting a sock and women's hosiery manufacturing business such as work place safety, protection of the environment, wage and hour policies, product labeling, family and medical leave policies and product flammability standards. Certain of these regulations, particularly those relating to air quality, water quality and disposal of waste products, are technical in nature, involve substantial penalties in the event of breach and require extensive controls to assure compliance with their provisions. While the Company believes that it has operated and intends to operate in full compliance with these regulations, such compliance may result in significant additional costs.

EXECUTIVE OFFICERS OF THE REGISTRANT

         The following table sets forth certain information regarding the executive officers of the Company.


           Name                 Age         Position
           ----                 ---         --------
           Albert C. Gaither     65         Chairman and Director
           Hugh R. Gaither       46         President, Chief Executive Officer
                                            and Director
           William D. Durrant    59         Executive Vice President and
                                            Director
           Walter L. Bost, Jr.   42         Executive Vice President and Chief
                                            Financial Officer
           M. Ander Horne        45         Vice President - Sales and
                                            Marketing - Socks
           Barry Tartarkin       42         Vice President - Sales and
                                            Marketing - Women's Hosiery
           Joseph G. Royall      36         Vice President - Operations


         Albert C. Gaither has been a director since 1958 and Chairman of the Company since January 1992. From January 1980 through December 1991 he served as the Company's President, and from January 1992 until September 1995 was the Company's Chief Executive Officer. He received a B.A. from Davidson College in 1956 and has been employed with the Company since 1956. Mr. Gaither is Susan Gaither Jones' father and a cousin of Hugh R.
Gaither and J. Michael Gaither.

         Hugh R. Gaither has been a director since 1977 and President of the Company since January 1992. Since September 1995, he also has served as the Company's Chief Executive Officer. Mr. Gaither served as Vice President of the Company from January 1980 to January 1992. He joined the Company in 1975 after having received a B.A. from Davidson College and a M.B.A. from the University of North Carolina at Chapel Hill. During 1994 and 1995, Mr. Gaither served as Chairman of the National Association of Hosiery Manufacturers. Mr. Gaither is J. Michael Gaither's brother and a cousin of Albert C. Gaither and Susan Gaither Jones.

         William D. Durrant who was elected to his current position in September 1995, has been employed by the Company since 1976 and has been a director since 1979. From January 1992 until September 1995, Mr. Durrant served as Senior Vice President (Sales and Marketing) for the Company's sports sock division. From July 1976 until December 1992, he served as Vice President (Sales) for the sports sock division.

         Walter L. Bost, Jr., who is a certified public accountant, was elected to his current position in September 1995 and has been employed by the Company since 1987, during which entire period he has served as the Company's Chief Financial Officer. From 1982 until 1987 he was controller of a privately-owned hosiery manufacturing company located in Hickory, North Carolina. Mr. Bost received a B.A. in Accounting from the University of North Carolina at Chapel Hill in 1977.

         M. Ander Horne, who was named to his current position in January 1997, has been employed by the Company since April 1979, serving previously as Eastern Regional Sales Manager from April 1979 until January 1995 and National Sales Manager for the Company's sports sock manufacturing operations from January 1995 until January 1997. Mr. Horne received a B.A. in Journalism from the University of Georgia in 1972.

         Barry Tartarkin, who was named to his current position in January 1997, has been employed by the Company since March 1993, serving as Vice President of Sales for the Company's women's hosiery division. From 1980 until 1993, Mr. Tartarkin served as president of two different women's hosiery sales companies. Mr. Tartarkin received a B.S. in Economics and Finance from the University of Hartford in 1976.

         Joseph G. Royall, who was named to his current position in January 1996, has been employed by the Company since 1989, serving as the Company's cost accounting manager from October 1989 until June 1992 and as General Manager for the Company's sports sock operation in Ft. Payne, Alabama from June 1992 until January 1996. Mr. Royall received a B.S. in Accounting and Business Management from Tennessee Wesleyan College in 1984.

EMPLOYEES

         As of March 1, 1997, the Company employed approximately 900 persons, 169 of whom, employed at Seneca, were covered by a collective bargaining agreement with the International Ladies Garment Workers Union, which in 1995 merged with the Amalgamated Clothing and Textile Workers Union to form the Union of Needletrades, Industrial and Textile Employees. The employees at the Company's facility in the Republic of Ireland are not covered by a collective bargaining agreement, but the Company does recognize Services Industrial Professional Technical Union as their representative. In April 1995, the Company signed a three-year collective bargaining agreement covering wages and benefits for the Company's employees at Seneca. None of the Company's employees represented by a union has engaged in any kind of work stoppage in the last ten years. The Company considers its relationships with its employees to be good.

         At its manufacturing facility in Newton, North Carolina, the Company operates a day care center for the benefit of its employees with space for 58 children. The operating costs of the center that are not covered by payments made by employees using the center, grants received or funds from other sources are paid by the Company. Approximately 75% of the Company's hourly employees at this facility are female. In October 1996, Working Mother magazine named the Company to the magazine's annual list of "100 Best Companies for Working Mothers," citing the availability of this day care center and the Company's other family-friendly policies for its employees. Management believes these policies foster employee morale and loyalty, help the Company attract and retain talented people and contribute to a stable and productive work force.

ITEM 2 - PROPERTIES


         The Company's corporate offices, all of its women's hosiery and a significant portion of its sports sock manufacturing operations are located in Newton, North Carolina in five Company-owned buildings containing approximately 170,000 square feet of space. The Company plans to construct a distribution center on Company-owned land adjacent to the Company's existing facility in Newton that will add an additional 75,000 to 100,000 square feet of space. The Company's facilities in Newton also include a 4,000 square foot building housing a Company-sponsored child care center.

         The Company owns an approximately 60,000 square foot sock finishing and shipping facility and leases on a month-to-month basis an approximately 12,000 square foot sock knitting and sewing facility in Ft. Payne, Alabama. The Company also owns a manufacturing facility located in Tralee, Republic of Ireland. With the assistance of a grant from the Irish Development Authority equal to approximately one-third of the total capital investment required, the Company expanded the size of this facility in 1995 to approximately 45,000 square feet. The Company also owns an approximately 100,000 square foot, three-story building at Seneca that houses the knitting, sewing and finishing operations for the Company's production of rugged outdoor and heavyweight casual socks. The Company owns a nearby 80,000 square foot building on 37 acres of land that serves as a warehouse and distribution center for Seneca.

ITEM 3 - LEGAL PROCEEDINGS

         None.

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None.

                                  * * * * * * *

         For the purposes of calculating the aggregate market value of the shares of Common Stock held by non-affiliates, as shown on the cover page of this report, the Company has assumed that all outstanding shares are held by non-affiliates except for shares outstanding that are beneficially owned by directors or executive officers of the Company. However, this should not be deemed to constitute an admission that all directors and executive officers of the Company are, in fact, affiliates of the Company, or that there are not other persons who may be deemed to be affiliates of the Company. Further information concerning shareholdings of directors, executive officers and principal shareholders is included in the Company's proxy statement for the annual meeting of shareholders to be held May 27, 1997. The Company will file its proxy statement with the Securities and Exchange Commission not later than April 30, 1997.

                                     PART II

ITEM 5 - MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED
         STOCKHOLDER MATTERS

(a)      Market Information

         The Company's Common Stock is traded on The Nasdaq Stock Market National Market System ("Nasdaq") under the symbol RIDG. The following table sets forth for the period indicated the high and low sale prices for the Company's Common Stock as reported by Nasdaq beginning with the closing price on the first day of trading, November 1, 1996.

                                                  Price Range
                                     -------------------------------------
                                             High               Low
                                             ----               ---
                     1996
                     ----

          Fourth Quarter                    $8.25              $7.125
          (from November 1, 1996)


(b)      Holders

         As of March 15, 1997, there were 123 holders of record of the Company's Common Stock and 1,100 persons or entities holding in nominee name.

(c)      Dividends on the Company's Common Stock.

         The Company ceased paying dividends on its Common Stock immediately prior to the initial public offering in November 1996 and does not intend to pay any cash dividends in the foreseeable future. In connection with the initial public offering of its Common Stock, the Company issued a stock dividend, effective October 8, 1996, of approximately 129 additional shares of Common Stock for each outstanding share of Common Stock.

ITEM 6 - SELECTED FINANCIAL DATA

         The information required to be furnished in response to this item appears in and is incorporated by reference from the Company's 1996 Annual Report to Shareholders. Relevant portions of the Company's 1996 Annual Report to Shareholders have been filed as Exhibit 13.1 to this report.

ITEM 7 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

         The information required to be furnished in response to this item appears in and is incorporated by reference from the Company's 1996 Annual Report to Shareholders. Relevant portions of the Company's 1996 Annual Report to Shareholders have been filed as Exhibit 13.1 to this report.

ITEM 8 - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         The information required to be furnished in response to this item appears in and is incorporated by reference from the Company's 1996 Annual Report to Shareholders. Relevant portions of the Company's 1996 Annual Report to Shareholders have been filed as Exhibit 13.1 to this report.

ITEM 9 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS OR
         ACCOUNTING AND FINANCIAL DISCLOSURE

         None.

                                    PART III

ITEM 10 - DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         The information required to be furnished in response to this item with respect to directors appears under the heading "Election of Directors" in the Company's proxy statement for the annual meeting of shareholders to be held May 27, 1997, which information is incorporated by reference. The Company will file its proxy statement with the Securities and Exchange Commission not later than April 30, 1997. Information relating to the Company's executive officers is contained in Part I of this report under the heading "Executive Officers of the Registrant."

ITEM 11 - EXECUTIVE COMPENSATION

                  The information required to be furnished in response to this item appears under the heading "Election of Directors" in the Company's proxy statement for the annual meeting of shareholders to be held May 27, 1997, which information is incorporated by reference. The Company will file its proxy statement with the Securities and Exchange Commission not later than April 30, 1997.

ITEM 12 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

                  The information required to be furnished in response to this item appears under the heading "Security Ownership of Certain Beneficial Owners and Management" in the Company's proxy statement for the annual meeting of shareholders to be held May 27, 1997, which information is incorporated by reference. The Company will file its proxy statement with the Securities and Exchange Commission not later than April 30, 1997.

ITEM 13 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         The information required to be furnished in response to this item appears under the heading "Election of Directors" in the Company's proxy statement for the annual meeting of shareholders to be held May 27, 1997, which information is incorporated by reference. The Company will file its proxy statement with the Securities and Exchange Commission not later than April 30, 1997.

                                     PART IV

ITEM 14 - EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)(1) The Company has included the following Consolidated Financial Statements with this 10-K Report:


- Consolidated Statements of Income -- For the Years Ended December 31, 1994, 1995 and 1996 are incorporated by reference from the Company's 1996 Annual Report to Shareholders. Relevant portions of the Company's 1996 Annual Report to Shareholders have been filed as Exhibit 13.1 to this report.

- Consolidated Balance Sheets at December 31, 1995 and 1996 are incorporated by reference from the Company's 1996 Annual Report to Shareholders. Relevant portions of the Company's 1996 Annual Report to Shareholders have been filed as Exhibit 13.1 to this report.

- Consolidated Statements of Shareholders' Equity -- For the Years Ended December 31, 1994, 1995 and 1996 are incorporated by reference from the Company's 1996 Annual Report to Shareholders. Relevant portions of the Company's 1996 Annual Report to Shareholders have been filed as Exhibit
     13.1 to this report.

- Consolidated Statements of Cash Flows -- For the Years Ended December 31, 1994, 1995 and 1996 are incorporated by reference from the Company's 1996 Annual Report to Shareholders. Relevant portions of the Company's 1996 Annual Report to Shareholders have been filed as Exhibit 13.1 to this report.

- Notes to Consolidated Financial Statements -- For the Years Ended December 31, 1994, 1995 and 1996 are incorporated by reference from the Company's 1996 Annual Report to Shareholders. Relevant portions of the Company's 1996 Annual Report to Shareholders have been filed as Exhibit 13.1 to this report.

(a)(2) The Company has included the following Consolidated Financial Statement schedules with this 10-K Report:

- Report of Independent Auditors on Supplemental Schedule (included in Consent of BDO Seidman, LLP, independent auditors, filed as Exhibit 23.1 to this report)

-    Schedule

         We have omitted all other schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission because they are either not required under the related instructions or are inapplicable.

(b) Reports on Form 8-K

         None.

(c) Exhibits

--------------------------------------------------------------
                    Previously Filed and
                   Incorporated Herein by
                          Reference
--------------------------------------------------------------




                     Document With Which            As
  Exhibit                Exhibit Was              Exhibit
     No.              Previously Filed              No.                   Exhibit Description
     ---              ----------------              ---                   -------------------


  3.1                        (1)                    3.1       Articles of Incorporation of Ridgeview, Inc., as
                                                              amended and restated.
  3.2                        (1)                    3.2       Bylaws of Ridgeview, Inc., as amended and
                                                              restated.
  4.1                        (1)                    4.1       Form of Common Stock Certificate.
 10.1                        (1)                   10.1       License Agreement dated as of January 1, 1994 by
                                                              and between Ellen Tracy, Inc. and Company
 10.1(a)                                                      Form of letter dated October 22, 1996 from Ellen
                                                              Tracy Inc. extending license agreement until
                                                              December 31, 1997
 10.2                        (1)                   10.2       License Agreement dated May 28, 1996 between
                                                              Jones Investment Co., Inc. and Ridgeview, Inc.
 10.3                                                         Amended and Restated Loan and Security
                                                              Agreement (Term Loan and Revolving Loan)
                                                              dated as of December 20, 1996 by and among
                                                              Ridgeview, Inc. Seneca Knitting Mills
                                                              Corporation, Interknit, Inc. and NationsBank,
                                                              N.A. (South).
 10.4                                                         First Amendment to Amended and Restated Loan
                                                              and Security Agreement (Term Loan and
                                                              Revolving Loan) dated as of January 31, 1997 by
                                                              and among Ridgeview, Inc., Seneca Knitting Mills
                                                              Corporation, Interknit, Inc. and NationsBank,
                                                              N.A. (South)


 10.5                                                         Second Amendment to Amended and Restated
                                                              Loan and Security agreement (Term Loan and
                                                              Revolving Loan) dated March 13, 1997, by and
                                                              among Ridgeview, Inc., Seneca Knitting Mills
                                                              Corporation, Interknit, Inc. and NationsBank N.A.
                                                              (South)
 10.6                        (1)                   10.11      Form of Loan and Security Agreement for
                                                              outstanding loans from MetLife Capital
                                                              Corporation to Interknit, Inc.
 10.7                        (1)                   10.12      Mortgage and Security Agreement dated June 28,
                                                              1995 between Ridgeview, Inc. and NationsBank of
                                                              Georgia, N.A.
 10.8                        (1)                   10.13      Deed of Trust and Security Agreement (Term
                                                              Loans) dated as of January 10, 1995, by and
                                                              among Ridgeview, Inc., Christopher C. Kupec
                                                              and NationsBank of Georgia, N.A.
 10.9                        (1)                   10.14      Deed of Trust and Security Agreement (Revolving
                                                              Loans) dated as of January 10, 1995, by and
                                                              among Ridgeview, Inc., Christopher C. Kupec
                                                              and NationsBank of Georgia, N.A.
10.10                        (1)                   10.15      First Amendment to Deed of Trust and Security
                                                              Agreement (Revolving Loans) dated as of June 11,
                                                              1996 by and among Ridgeview, Inc., Christopher
                                                              C. Kupec and NationsBank, N.A. (South).
10.11                        (1)                   10.16      Security Agreement dated as of June 28, 1995 by
                                                              and between Seneca Knitting Mills Corporation
                                                              and NationsBank of Georgia, N.A.
10.12                        (1)                   10.17      Agreement for Sale of Capital Stock dated April
                                                              27, 1995, between George G. Souhan, Susan C.
                                                              Souhan, Geb F. Souhan, Elizabeth M. Souhan and
                                                              Timothy J.J. Souhan and Ridgeview, Inc.
10.13                        (1)                   10.18      Agreement for Sale of Stock Amendment No. 1
                                                              dated June 28, 1995, between George G. Souhan,
                                                              Susan C. Souhan, Geb F. Souhan, Elizabeth M.
                                                              Souhan and Timothy J.J. Souhan and Ridgeview,
                                                              Inc.
10.14                        (1)                   10.19      Salary Continuation Agreement dated March 1,
                                                              1983 by and between Ridgeview Mills, Inc. and
                                                              Albert C. Gaither.*
10.15                        (1)                   10.20      Salary Continuation Agreement dated March 1,
                                                              1983 by and between Ridgeview, Mills, Inc. and
                                                              Hugh R. Gaither.*
10.16                        (1)                   10.21      First Amendment to Salary Continuation
                                                              Agreement by and between Ridgeview, Inc. and
                                                              Hugh R. Gaither dated June 8, 1992.*
10.17                        (1)                   10.22      Salary Continuation Agreement dated March 1,


                                                              1983 by and between Ridgeview Mills, Inc. and
                                                              William D. Durrant.*
10.18                        (1)                   10.23      First Amendment to Salary Continuation
                                                              Agreement by and between Ridgeview, Inc. and
                                                              William D. Durrant dated June 8, 1992.*
10.19                        (1)                   10.24      Salary Continuation Agreement dated June 8, 1992
                                                              by and between Ridgeview, Inc. and Susan Gaither
                                                              Jones.*
10.20                        (1)                   10.25      Salary Continuation Agreement dated July 1, 1996
                                                              by and between Ridgeview, Inc. and Walter L.
                                                              Bost, Jr.*
10.21                        (1)                   10.26      Split Dollar Life Insurance Agreement dated
                                                              January 1, 1992 between Ridgeview, Inc. and
                                                              Albert C. Gaither.*
10.22                        (1)                   10.27      Ridgeview, Inc. 1995 Omnibus Stock Option Plan
                                                              as amended and restated.*
10.23                        (1)                   10.28      Description of Incentive Bonus Arrangement for
                                                              Named Executive Officers.*
10.24                        (1)                   10.29      Ridgeview, Inc. Stock Option Plan for Outside
                                                              Directors.*
10.25                                                         First Modification to Mortgage and Security
                                                              Agreement dated December 20, 1996 between
                                                              Ridgeview, Inc. and NationsBank, N.A. (South)
10.26                                                         First Modification to Mortgage and Security
                                                              Agreement dated December 20, 1996 between
                                                              GPM Corporation and NationsBank, N.A. (South)
10.27                                                         Amended, Restated and Consolidated First
                                                              Assignment of Lessee's Interest in Lease dated
                                                              December 20, 1996 by Ridgeview, Inc. and
                                                              NationsBank, N.A. (South)
10.28                                                         Amended, Restated and Consolidated Deed of
                                                              Trust and Security Agreement dated December 20,
                                                              1996, by and among Ridgeview, Inc., John B.
                                                              Miller, Jr. And NationsBank, N.A. (South)
13.1                                                          The portions of the Company's 1996 Annual
                                                              Report to Shareholders that have been incorporated
                                                              by reference into the Company's Annual Report on
                                                              Form 10-K.
21                                                            Subsidiaries of Ridgeview, Inc.
23                           (1)                   23         Consent of BDO Seidman, LLP, independent
                                                              auditors.
27                                                            Financial Data Schedule (included in the EDGAR
                                                              filing only.)
-------------------------------------------------------------------------------------------------------------------------------

* Management contract or compensatory plan or arrangement required to be filed as an exhibit to this report pursuant to Item 14(c) of Form 10-K.

(1)  Registration Statement on Form S-1, file No. 333-11111 filed August 30,
     1996.

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          RIDGEVIEW, INC.


                                          By:  /s/ Hugh R. Gaither
                                               -------------------------------
                                               Hugh R. Gaither, President and
                                               Chief  Executive Officer


         Pursuant to the requirements of the Securities Exchange Act of 1934, the following persons signed this report in the capacities indicated on the 25th day of March, 1997.

SIGNATURE                                  TITLE
---------                                  -----


/s/ Hugh R. Gaither                President, Chief Executive
-----------------------------      Officer and Director
Hugh R. Gaither                    (Principal Executive Officer)


/s/ Albert C. Gaither              Chairman and Director
-----------------------------
Albert C. Gaither

/s/ Walter L. Bost, Jr.            Executive Vice President and
-----------------------------      Chief Financial Officer
Walter L. Bost, Jr.

/s/ P. Douglas Yoder               Corporate Controller
-----------------------------      (Principal Accounting Officer)
P. Douglas Yoder

/s/ William D. Durrant             Executive Vice President and Director
-----------------------------
William D. Durrant

/s/ Susan Gaither Jones            Vice President and Director
-----------------------------
Susan Gaither Jones

/s/ J. Michael Gaither             Director
-----------------------------
   J. Michael Gaither

/s/ Claude S. Abernethy, Jr.       Director
-----------------------------
Claude S. Abernethy, Jr.

/s/ George Watts Carr, III         Director
-----------------------------
George Watts Carr, III

/s/ Joseph D. Hicks                Director
-----------------------------
Joseph D. Hicks

/s/ Charles M. Snipes              Director
-----------------------------
Charles M. Snipes