Form 10-K405/A
period 1996-12-31
RIDGEVIEW INC
filed 1997-04-23
CIK 1018891

                                   FORM 10-K/A
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

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

         The information required to be furnished in response to this item appears in and is incorporated by reference from the Company's 1996 Annual Report to Shareholders. Relevant portions of the Company's 1996 Annual Report to Shareholders have been filed as Exhibit 13.1 to this report. Exhibit 13.1 has been refiled with this Amendment in order to reflect the manual signature of BDO Seidman LLP on its audit report.

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

(a)(2) The Company has included the following Consolidated Financial Statement schedules with this 10-K Report:

- Report of Independent Auditors on Supplemental Schedule (included in Subsection (d) of this Item 14).

-    Schedule II - Valuation and Qualifying Accounts (included in
     Subsection (d) of this Item 14).

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

(1)  Registration Statement on Form S-1, file No. 333-11111 filed August 30,
     1996.

(d) Schedules



               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS


To the Board of Directors and Shareholders of Ridgeview, Inc. and Subsidiaries

The audits referred to in our report dated February 24, 1997, except for Note 6 which is as of March 13, 1997, relating to the consolidated financial statements of Ridgeview, Inc. and subsidiaries which is incorporated in Item 8 of the Form 10-K by reference to the annual report to shareholders for the year ended December 31, 1996, included the audits of the financial statement schedule listed in the accompanying index. The financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on this financial statement schedule based upon our audits.

In our opinion, such financial statement schedule presents fairly, in all material respects, the information set forth therein.


                                                /s/ BDO SEIDMAN, LLP


Greensboro, North Carolina
February 24, 1997

                        RIDGEVIEW, INC. AND SUBSIDIARIES
                SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS
                                 (In Thousands)


                                            Balance at    Charged                                    Balance
                                           Beginning of   to Costs      Other                        at End
Description                                   Period    and Expenses   Changes      Deductions      of Period
-----------                                ------------ ------------   -------      ----------      ---------
YEAR ENDED DECEMBER 31, 1994:
Reserves and allowances deducted from
  asset accounts:
  Allowance for uncollectible accounts          $224      $ (29)        $  --         $  --           $195
                                                ----      -----         ------        ------          ----
  Inventory obsolescence reserve                $313      $(128)        $  --         $  --           $185
                                                ----      -----         ------        ------          ----

YEAR ENDED DECEMBER 31, 1995:
Reserves and allowances deducted from
  asset accounts:
  Allowance for uncollectible accounts          $195      $ (29)        $  --         $  --           $371
                                                ----      -----         ------        ------          ----
  Inventory obsolescence reserve                $185      $  85 (a)     $  --         $  --           $270
                                                ----      -----         ------        ------          ----

YEAR ENDED DECEMBER 31, 1996:
Reserves and allowances deducted from
  asset accounts:
  Allowance for uncollectible accounts          $371      $ 131         $  --         $  --           $502
                                                ----      -----         ------        ------          ----
  Inventory obsolescence reserve                $270      $ 200         $  --         $  --           $470
                                                ----      -----         ------        ------          ----

------------
(a) Does not include an adjustment for the direct write-off of obsolete, unfinished women's hosiery products in excess of normal reserves in the amount of $621.

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Amendment to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          RIDGEVIEW, INC.


                                          By:  /s/ Hugh R. Gaither
                                               -------------------------------
                                               Hugh R. Gaither, President and
                                               Chief  Executive Officer