Form 10-Q
period 1997-03-31
RIDGEVIEW INC
filed 1997-05-15
CIK 1018891

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549


                                    FORM 10-Q


           [x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 1997

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

                              [x] Yes [ ] No


      As of May 12, 1997, the registrant had 3,000,000 shares of common stock, $.01 par value per share, outstanding.

PART I - FINANCIAL INFORMATION

ITEM 1: FINANCIAL STATEMENTS


                        RIDGEVIEW, INC. AND SUBSIDIARIES

                      Condensed Consolidated Balance Sheets



                                                                MARCH 31,          DECEMBER 31,
                                                                  1997                1996
                                                               (Unaudited)          (Audited)

ASSETS

CURRENT ASSETS:
      Cash                                                     $    94,930         $   315,559
      Accounts receivable (less allowance for doubtful
        accounts of $632,270 and $501,867)                      13,212,926          13,271,680
      Inventories                                               23,309,289          20,624,069
      Prepaid expenses                                             554,194             127,841
                                                               -----------         -----------

      Total current assets                                     $37,171,339         $34,339,149



PROPERTY, PLANT AND EQUIPMENT, less accumulated
      depreciation and amortization                             11,081,676          11,499,185


OTHER ASSETS                                                     1,546,558           1,214,682

EXCESS OF COST OVER FAIR VALUE OF NET
      ASSETS ACQUIRED, less accumulated
      depreciation and amortization                              1,699,315           1,731,265
                                                               -----------         -----------


      Total assets                                             $51,498,888         $48,784,281
                                                               ===========         ===========




     See accompanying notes to condensed consolidated financial statements.

                        RIDGEVIEW, INC. AND SUBSIDIARIES

                      Condensed Consolidated Balance Sheets


                                                                MARCH 31,          DECEMBER 31,
                                                                   1997                1996
                                                                (Unaudited)         (Audited)


LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
      Short-term borrowings                                    $ 2,362,459         $ 1,093,513
      Accounts payable                                           6,053,160           5,904,783
      Accrued expenses and other liabilities                     1,714,586           1,631,446
      Income taxes payable                                         208,033             464,636
      Deferred income taxes                                        370,261             442,253
      Current portion of long-term debt (Note 4)                 1,314,498           1,345,793
      Current portion of deferred compensation                     101,493             100,727
                                                               -----------         -----------

      Total current liabilities                                $12,124,490         $10,983,151

LONG-TERM DEBT, less current portion (Note 4)                   17,010,747          15,671,893
DEFERRED COMPENSATION, less current portion                      1,561,967           1,533,606
DEFERRED CREDIT                                                    939,767           1,020,224
DEFERRED INCOME TAXES                                              214,304             218,251
                                                               -----------         -----------

      Total liabilities                                        $31,851,275         $29,427,125
                                                               -----------         -----------

SHAREHOLDERS' EQUITY (Note 5)
      Common stock; authorized 20,000,000 shares of
        $.01 par value; issued 3,000,000                       $    30,000         $    30,000
      Additional paid-in capital                                10,650,018          10,650,018
      Retained earnings, including amounts reserved of
        $943,260 and $1,002,960                                  8,912,934           8,450,034
      Foreign currency translation adjustments                      54,661             227,104
                                                               -----------         -----------

      Total shareholders' equity                               $19,647,613         $19,357,156
                                                               -----------         -----------

Total liabilities and shareholders' equity                     $51,498,888         $48,784,281
                                                               ===========         ===========






     See accompanying notes to condensed consolidated financial statements.

                        RIDGEVIEW, INC. AND SUBSIDIARIES


                   Condensed Consolidated Statements of Income
                                   (Unaudited)

                                            THREE MONTHS ENDED
                                                 MARCH 31,

                                         1997                  1996


NET SALES                            $ 19,542,743          $ 15,710,550

COST OF SALES                          15,129,872            12,753,736
                                     ------------          ------------


GROSS PROFIT                         $  4,412,871          $  2,956,814

SELLING, GENERAL AND
     ADMINISTRATIVE EXPENSES            3,575,581             2,398,471
                                     ------------          ------------


OPERATING INCOME                     $    837,290          $    558,343
                                     ------------          ------------


OTHER INCOME (EXPENSE)
     Interest expense                $   (367,767)         $   (583,642)
     Other, net                            23,151                88,890
                                     ------------          ------------


Total other income (expense)         $   (344,616)         $   (494,752)
                                     ------------          ------------


INCOME BEFORE INCOME TAXES           $    492,674          $     63,591

PROVISION FOR INCOME TAXES                131,174                 6,312
                                     ------------          ------------



NET INCOME                           $    361,500          $     57,279
                                     ============          ============


EARNINGS PER SHARE                   $       0.12          $       0.04
                                     ============          ============

WEIGHTED AVERAGE COMMON
     AND COMMON EQUIVALENT
     SHARES OUTSTANDING                 3,000,000             1,591,072
                                     ============          ============




     See accompanying notes to condensed consolidated financial statements.

                        RIDGEVIEW, INC. AND SUBSIDIARIES

                 Condensed Consolidated Statements of Cash Flows
                                   (Unaudited)


                                                                              THREE MONTHS ENDED
                                                                                   MARCH 31,

                                                                        1997                  1996

CASH FLOWS FROM OPERATING ACTIVITIES
     Cash received from customers                                   $ 19,412,227          $ 14,511,414
     Cash paid to suppliers and employees                            (21,032,515)          (15,462,840)
     Interest paid                                                      (337,174)             (566,886)
     Income taxes paid, net of refunds                                  (526,852)               16,774
     Other cash receipts (disbursements)                                 (22,191)               70,705
                                                                    ------------          ------------


     Net cash used in operating activities                          $ (2,506,505)         $ (1,430,833)
                                                                    ------------          ------------



CASH FLOWS FROM INVESTING ACTIVITIES
     Payments for investments in subsidiaries                       $    (34,788)         $    (34,068)
     Payments for purchase of property, plant and equipment             (372,088)             (430,654)
                                                                    ------------          ------------



     Net cash used in investing activities                          $   (406,876)         $   (464,722)
                                                                    ------------          ------------


CASH FLOWS FROM FINANCING ACTIVITIES
     Net short-term borrowings (payments)                           $  1,298,259          $    388,789
     Proceeds from long-term debt                                     20,321,749            14,963,099
     Repayments of long-term debt                                    (18,918,297)          (13,520,071)
     Dividends paid                                                         --                 (42,244)
     Proceeds from issuance of common stock                                 --                  15,241
                                                                    ------------          ------------

     Net cash provided by financing activities                      $  2,701,711          $  1,804,814
                                                                    ------------          ------------


EFFECT OF EXCHANGE RATE ON CASH                                     $     (8,959)         $     (2,281)
                                                                    ------------          ------------


     Net (decrease) in cash                                         $   (220,629)         $    (93,022)

CASH, beginning of period                                                315,559               261,567
                                                                    ------------          ------------

CASH, end of period                                                 $     94,930          $    168,545
                                                                    ============          ============



     See accompanying notes to condensed consolidated financial statements.

                        RIDGEVIEW, INC. AND SUBSIDIARIES

                 Condensed Consolidated Statements of Cash Flows
                                   (Continued)
                                   (Unaudited)


                                                                                      THREE MONTHS ENDED
                                                                                           MARCH 31,

                                                                                    1997                1996


RECONCILIATION OF NET INCOME TO NET CASH
  USED IN OPERATING ACTIVITIES
      Net income                                                               $   361,500          $    57,279
                                                                               -----------          -----------


     Adjustments to reconcile net income to net cash
      used in operating activities:
       Depreciation and amortization                                           $   431,980          $   414,099
       Provision for doubtful accounts receivable                                  131,934               85,437
       Capital grants recognized                                                   (19,883)             (19,684)
       Increase (decrease) in deferred compensation liability                       29,127               (8,127)
       Increase (decrease) in deferred income taxes                                (73,161)              12,079
       Changes in operating assets and liabilities:
           (Increase) in accounts receivable                                      (130,503)          (1,182,184)
           (Increase) in inventories                                            (2,638,205)          (2,043,967)
           (Increase) in prepaid expenses and other assets                        (417,021)             (66,293)
           Increase (decrease) in accounts payable                                  57,103            1,000,787
           Increase (decrease) in income taxes payable                            (322,517)              11,007
           Increase in accrued expenses and other liabilities                       83,141              308,734
                                                                               -----------          -----------

            Total adjustments to net income                                    $(2,868,005)         $(1,488,112)
                                                                               -----------          -----------


NET CASH USED IN OPERATING ACTIVITIES                                          $(2,506,505)         $(1,430,833)
                                                                               ===========          ===========



     See accompanying notes to condensed consolidated financial statements.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


NOTE 1 - UNAUDITED FINANCIAL INFORMATION

      In the opinion of the Company, the accompanying unaudited Condensed Consolidated Financial Statements contain all adjustments consisting of normal recurring accruals for the three months ended March 31, 1997, necessary to present fairly the financial position of the Company as of March 31, 1997 and the results of operations for the three months ended March 31, 1997 and 1996. The financial statements are presented in condensed form as permitted by the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The accounting policies followed by the Company are set forth in the Company's audited financial statements, which are included in the Company's Annual Report on Form 10-K for the year ended December 31, 1996, filed with the Securities and Exchange Commission (the "Form 10-K"). The results of operations for the three months ended March 31, 1997 are not indicative of the results to be expected for the full year. The Company's net sales and profitability generally experience stronger performance in the third and fourth quarters. These unaudited condensed financial statements should be read in conjunction with the Company's audited financial statements included in the Annual Report on Form 10-K.


NOTE 2 - EARNINGS PER SHARE

      Earnings per share are calculated using the weighted average number of shares outstanding of common stock and dilutive common stock equivalents during each period presented, after giving retroactive effect to a stock split effected in the form of a stock dividend (see Note 5).


NOTE 3 - INVENTORIES

     A summary of inventories by major classification is as follows:

                                        March 31,           December 31,
                                          1997                  1996

      Raw Materials                  $  4,199,541          $  4,113,736
      Work-in-process                   7,545,227             6,127,331
      Finished goods                   11,704,521            10,523,002
      (LIFO reserve)                     (140,000)             (140,000)
                                     ------------          ------------


           Total inventories         $ 23,309,289          $ 20,624,069
                                     ============          ============


NOTE 4 - LONG-TERM DEBT

      On December 20, 1996, the Company restructured its existing bank loan agreements. The restructured agreement provides a $14,000,000 revolving line of credit due January 10, 1999, temporarily extended the due date on the $5,000,000 term loan until March 31, 1997 and consolidates a second term loan payable to bank under one agreement. On March 13, 1997, the bank amended the loan agreement, combining the two term loans into one loan and extending the due date to January 10, 1999. At the option of the Company, borrowings under these loans bear interest at a rate based on the bank's prime rate or the London InterBank

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)
            (Information as of March 31, 1997 and 1996 is unaudited)


Offered Rates ("LIBOR"). The rates vary based on achievement of certain ratios of total liabilities to tangible net assets, calculated monthly, and range from prime to prime plus 1%, or LIBOR plus 2% to LIBOR plus 3.25% (7.6875% as of May 1, 1997 under the LIBOR option). These loans are collateralized by substantially all assets of the Company.


NOTE 5 - CAPITAL STOCK

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

      The Company has an Omnibus Stock Plan (the "Omnibus Plan") which permits the issuance of options, stock appreciation rights ("SARS"), limited SARS, restricted stock, performance awards and other stock-based awards to selected employees and independent contractors of the Company. The Company has reserved 230,000 shares of common stock for issuance under the Omnibus Plan, which provides that the term of each award shall be determined by a committee of the board of directors charged with administering the Plan, but no longer than ten years after the date they are granted. Under the terms of the Plan, options granted may be either nonqualified or incentive stock options. SARS and limited SARS granted in tandem with an option shall be exercisable only to the extent the underlying option is exercisable. On March 11, 1997, incentive stock options totaling 49,900 shares were granted to certain of the Company's salaried employees at an exercise price of $7.50 per share. All of such options are outstanding and unexercised.

      The board has also authorized an employee stock purchase plan that will allow employees to purchase shares of common stock of the Company through payroll deductions at 85 percent of the market value of the shares at the time of purchase. The Company has reserved 75,000 shares for issuance under this plan. The board of directors has not yet activated the employee stock purchase plan.

      The Company also has an Outside Directors' Stock Option Plan (the "Directors' Plan"), which provides that each outside director, at the time of initial election, shall automatically be granted an option to purchase 500 shares of common stock at the fair market value on the date of election. On each anniversary date of an outside director's election, an option to purchase 500 additional shares of common stock will automatically be granted to him or her, provided that the director shall have continuously served as a director of the Company and the number of shares of common stock available under the Directors' Plan is sufficient to permit such grant. Options granted under the Directors' Plan will be nonqualified stock options, will vest in increments of 33 1/3% on each anniversary of the option grant and will expire ten years after the date they are granted. The Company has reserved 15,000 shares for issuance under this plan. In November 1996, options to purchase 500 shares each were granted to three new members of the Company's board of directors at an exercise price of $8.00 per share. All of such options are outstanding and unexercised.

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
        CONDITION AND RESULTS OF OPERATIONS


     The following discussion and analysis provides information regarding the Company's consolidated financial condition as of March 31, 1997 and its results of operations for the three months then ended. This discussion and analysis should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Form 10-K, and the unaudited interim consolidated financial statements and notes thereto included elsewhere in this report. The results of operations for the three months ended March 31, 1997 are not indicative of results expected for the year ending December 31, 1997. See "Seasonality" in discussion below.


GENERAL

     The following table presents the Company's net sales by product category for the three-month periods ended March 31, 1996 and 1997, expressed in thousands of dollars and as a percentage of total net sales.


                                                  Three Months Ended March 31,
                                        ----------------------------------------------
                                                1996                       1997
                                        ------------------       ---------------------
                                         Amount        %          Amount          %
                                        --------     -----       --------       -----
SOCKS:
Sports specific                         $ 5,251      33.4%        $ 4,967        25.4%
Sports promotional                        4,142      26.4           3,856        19.7
Active sport                                487       3.1             458         2.4
Rugged outdoor and
  heavyweight casual                      1,820      11.6           2,324        11.9


Other                                       221       1.4              38         0.2
                                        -------     -----         -------       -----
    Total socks                         $11,921      75.9%        $11,643        59.6%
                                        -------     -----         -------       -----

WOMEN'S HOSIERY:
Sheer pantyhose and knee-highs          $ 1,891      12.0%        $ 4,498        23.0%
Tights and trouser socks                  1,899      12.1           3,402        17.4
                                        -------     -----         -------       -----
    Total women's hosiery               $ 3,790      24.1%        $ 7,900        40.4%
                                        -------     -----         -------       -----
        Total net sales                 $15,711     100.0%        $19,543       100.0%
                                        =======     =====         =======       =====



      The net sales by product category for the three months ended March 31, 1997 are not indicative of the net sales by product category expected for the year ending December 31, 1997, because sales of rugged outdoor and heavyweight casual socks and tights and trouser socks typically are higher during the third and fourth quarters.

RESULTS OF OPERATIONS


      The following table presents the Company's results of operations as a percentage of net sales for the three months ended March 31, 1996 and 1997.


                                                        Three Months Ended March 31,
                                                        ----------------------------
                                                            1996             1997
                                                           -----            ----
Net sales                                                  100.0%          100.0%
Cost of goods sold                                          81.2            77.4
                                                           -----            ----
    Gross profit                                            18.8            22.6
Selling, general and administrative expenses                15.3            18.3
                                                           -----            ----
    Operating income                                         3.5             4.3
Interest expense                                            (3.7)           (1.9)
Other income, net                                            0.6             0.1
                                                            ----             ---
Income before income taxes                                   0.4             2.5
Income tax expense                                           0.0             0.7
                                                            ----             ---

    Net income                                               0.3%            1.8%
                                                           =====             ===


COMPARISON OF THREE MONTHS ENDED MARCH 31, 1997 TO THREE MONTHS ENDED MARCH 31, 1996


      Net sales for the three months ended March 31, 1997 were $19.5 million, compared to $15.7 million for the same period in 1996, an increase of 24.2%. During the quarter, net sales of women's hosiery products increased $4.1 million, or 108.4%, over the same period in 1996. Sales of women's sheer hosiery under the licensed Evan-Picone brand name, which did not begin until July 1996, made up the majority of this increase. But sales of spring tights under the Ellen Tracy brand name and private label names also contributed to the increase in net sales of women's hosiery products. Sales of rugged outdoor and heavyweight casual socks increased 27.7% primarily because of the introduction of spring styles in this category during the quarter ended March 31, 1997.

      Gross profit for the quarter ended March 31, 1997 was $4.4 million, an increase of $1.4 million, or 46.7%, from the same period in the prior year. As a percentage of net sales, gross profit increased to 22.6% for the three months ended March 31, 1997, compared to 18.8% during the same period in 1996. Sales of Evan-Picone women's sheer hosiery products, which the Company did not sell in the first quarter of 1996, and sales of tights under the Ellen Tracy brand name and brand names of other private label customers were the major factors contributing to the increase in gross profit. There were also moderate price increases in the Company's sock product categories, both domestically and in Europe, which helped increase overall gross profit margins.

      Selling, general and administrative expenses for the three months ended March 31, 1997 were $3.6 million, compared to $2.4 million for the same period in the prior year. Sales expenses associated with the Evan-Picone hosiery program accounted for over two-thirds of the $1.2 million increase in selling, general and administrative expenses. Licensing arrangements for brand names such as Evan-Picone and Ellen Tracy generally result in higher selling, general and administrative costs due to royalty payments, cooperative advertising and marketing requirements imposed by licensors.

      Operating income for the three months ended March 31,1997 increased 50.0% from $558,000 to $837,000. The increase in operating income is primarily attributable to increased profitability in the women's hosiery division resulting from the favorable sales mix mentioned above. Operating income for the

Company's sock operations in Ft. Payne, Alabama and the Republic of Ireland also increased during the first quarter, primarily because of moderate price increases.

      Interest expense decreased 37.0% to $368,000 from $584,000 for the three months ended March 31, 1996. The repayment of debt with proceeds from the Company's initial public offering in November 1996 and a reduction in the interest rate charged by the Company's primary lender explain the decrease in interest expense.

      Other income for the three months ended March 31, 1997 was $23,000, compared to $89,000 for the same period in 1996. Gains on the sale of equipment are included in other income for the first quarter of 1996.

      Income tax expense for the three months ended March 31, 1997 and 1996 was $131,000 and $6,300, respectively. The generally higher profitability experienced by each of the Company's operating divisions, with the exception of Seneca, account for the increase in income tax expense. The net operating loss associated with Seneca reduced the overall effective tax rate for the three month period ended March 31, 1997.

      Net income for the three months ended March 31, 1997 was $361,500 compared to $57,000 for the three months ended March 31, 1996. The increase in net income is attributable to the increased sales volume in the women's hosiery division, moderate price increases in the Company's sock operations and reduced borrowing costs.


LIQUIDITY AND CAPITAL RESOURCES

      Cash flows used in operating activities during the three months ended March 31, 1996 and 1997 were $(1.4) million and $(2.7) million, respectively. The negative cash flows from operating activities during the first three months of 1997 were the result of a $2.6 million increase in inventories since December 31, 1996. During the first and second quarters of the year, the Company typically builds inventory levels to fill orders during the fall shipping season.

      In addition to a revolving credit facility, the Company has one term loan outstanding with NationsBank. This loan was restructured in March 1997. See Note 6 to the condensed consolidated financial statements. As of May 1, 1997, the term loan had a principal balance of approximately $4.8 million. This loan was entered into as a source of permanent financing for the Company's capital equipment modernization program and to partially fund the acquisition of Seneca. This loan bears interest at LIBOR plus 2.0% (7.6875% at May 1, 1997). The loan is payable in monthly installments of $53,667 each, with the remaining balance due in January 1999 and is secured by the same collateral as the Revolving Credit Facility and imposes similar restrictive covenants on the Company.

      The Company is currently examining the logistical and physical requirements necessary for the construction of a distribution facility on property the Company currently owns. As part of this process, the Company is evaluating the feasibility of purchasing an existing facility, instead of constructing a new building. As of May 1, there were no firm commitments regarding this capital expenditure.

SEASONALITY

     The Company's business is impacted by the general seasonal trends that are characteristic of the apparel and retail industries. The Company generally has higher net sales and greater profitability in the third and fourth quarters.

IMPACT OF RECENT ACCOUNTING PRONOUNCEMENTS

              In February 1997, the Financial Accounting Standards Board (the "FASB") issued Statement of Accounting Standards No. 128, "Earnings per Share" ("SFAS 128"). SFAS 128 establishes new standards for computations of earnings per share. SFAS 128 will be effective for periods ending after December 15, 1997 and will require presentation of: (1) "Basic earnings per share," computed by dividing income available to common stockholders by the weighted average number of common shares outstanding during the period and (2) "Diluted earnings per share," which gives effect to all dilutive potential common shares that were outstanding during the period, by increasing the denominator to include the number of additional common shares that would have been outstanding if the dilutive potential common shares had been issued. Had SFAS 128 been effective for the three months ended March 31, 1997 and 1996, basic and diluted earnings per share would have been as follows:


                                                         1997          1996
                                                         ----          ----

         Basic and diluted earnings per share            $0.12         $0.04
                                                         =====         =====

      SIGNATURES


      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                       RIDGEVIEW, INC.



Date:  May 12, 1997                    By: /s/ Walter L. Bost, Jr.
                                           -------------------------------
                                           Walter L. Bost, Jr.
                                           Executive Vice President
                                           and Chief Financial Officer