Form 10-Q
period 1997-06-30
RIDGEVIEW INC
filed 1997-08-13
CIK 1018891

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549


                                    FORM 10-Q


           [x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1997

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

                                 [x] Yes [ ] No


      As of August 11, 1997, the registrant had 3,000,000 shares of common stock, $.01 par value per share, outstanding.

PART I - FINANCIAL INFORMATION

ITEM 1: FINANCIAL STATEMENTS


                        RIDGEVIEW, INC. AND SUBSIDIARIES

                      Condensed Consolidated Balance Sheets



                                                                 JUNE 30,          DECEMBER 31,
                                                                   1997                1996
                                                               (Unaudited)          (Audited)

ASSETS

CURRENT ASSETS:
      Cash                                                     $    64,986         $   315,559
      Accounts receivable (less allowance for doubtful
        accounts of $643,692 and $501,867)                      17,456,802          13,271,680
      Inventories (Note 3)                                      25,606,320          20,624,069
      Prepaid expenses                                             560,766             127,841
                                                               -----------         -----------

      Total current assets                                     $43,688,874         $34,339,149



PROPERTY, PLANT AND EQUIPMENT, less accumulated
      depreciation and amortization                             11,551,190          11,499,185


OTHER ASSETS                                                     1,841,254           1,214,682

EXCESS OF COST OVER FAIR VALUE OF NET
      ASSETS ACQUIRED, less accumulated
      depreciation and amortization                              1,667,365           1,731,265
                                                               -----------         -----------


      Total assets                                             $58,748,683         $48,784,281
                                                               ===========         ===========







     See accompanying notes to condensed consolidated financial statements.

                        RIDGEVIEW, INC. AND SUBSIDIARIES

                      Condensed Consolidated Balance Sheets


                                                                   JUNE 30,          DECEMBER 31,
                                                                    1997                 1996
                                                                (Unaudited)            (Audited)


LIABILITIES AND SHAREHOLDERS EQUITY

CURRENT LIABILITIES:
      Short-term borrowings                                    $  2,887,756          $ 1,093,513
      Accounts payable                                            8,002,900            5,904,783
      Accrued expenses and other liabilities                      1,394,909            1,631,446
      Income taxes payable                                             --                464,636
      Deferred income taxes                                         349,241              442,253
      Current portion of long-term debt (Note 4)                  1,350,273            1,345,793
      Current portion of deferred compensation                      102,268              100,727
                                                               ------------          -----------


      Total current liabilities                                $ 14,087,347          $10,983,151

LONG-TERM DEBT, less current portion (Note 4)                    22,034,770           15,671,893
DEFERRED COMPENSATION, less current portion                       1,590,131            1,533,606
DEFERRED CREDIT                                                     878,559            1,020,224
DEFERRED INCOME TAXES                                               242,850              218,251
                                                               ------------          -----------


      Total liabilities                                        $38,833,657           $29,427,125
                                                               ------------          -----------


SHAREHOLDERS' EQUITY (Note 5)
      Common stock; authorized 20,000,000 shares of
        $.01 par value; issued 3,000,000                       $     30,000          $    30,000
      Additional paid-in capital                                 10,650,018           10,650,018
      Retained earnings, including amounts reserved of
        $943,260 and $1,002,960                                   9,303,720            8,450,034
      Foreign currency translation adjustments                      (68,712)             227,104
                                                               ------------          -----------


      Total shareholders' equity                               $ 19,915,026          $19,357,156
                                                               ------------          -----------

Total liabilities and shareholders' equity                     $ 58,748,683          $48,784,281
                                                               ============          ===========






     See accompanying notes to condensed consolidated financial statements.

                        RIDGEVIEW, INC. AND SUBSIDIARIES


                   Condensed Consolidated Statements of Income
                                   (Unaudited)

                                                 THREE MONTHS ENDED                          SIX MONTHS ENDED
                                                      JUNE  30,                                   JUNE 30,

                                            1997                  1996                  1997                  1996


NET SALES                              $ 21,258,171          $ 17,001,183          $ 40,800,914          $ 32,711,733

COST OF SALES                            16,945,253            13,484,106            32,075,125            26,237,842
                                       ------------          ------------          ------------          ------------


GROSS PROFIT                           $  4,312,918          $  3,517,077          $  8,725,789          $  6,473,891

SELLING, GENERAL AND
       ADMINISTRATIVE EXPENSES            3,252,302             2,553,834             6,827,883             4,952,305
                                       ------------          ------------          ------------          ------------


OPERATING INCOME                       $  1,060,616          $    963,243          $  1,897,906          $  1,521,586
                                       ------------          ------------          ------------          ------------


OTHER INCOME (EXPENSE)
       Interest expense                $   (446,546)         $   (546,640)         $   (814,313)         $ (1,130,282)
       Other, net                            16,200               (59,952)               39,351                28,938
                                       ------------          ------------          ------------          ------------


Total other income (expense)           $   (430,346)         $   (606,592)         $   (774,962)         $ (1,101,344)
                                       ------------          ------------          ------------          ------------


INCOME BEFORE
       INCOME TAXES                    $    630,270          $    356,651          $  1,122,944          $    420,242

PROVISION FOR
       INCOME TAXES                         239,484               142,895               370,658               149,207
                                       ------------          ------------          ------------          ------------

NET INCOME                             $    390,786          $    213,756          $    752,286          $    271,035
                                       ============          ============          ============          ============


EARNINGS PER SHARE                     $       0.13          $       0.13          $       0.25          $       0.17
                                       ============          ============          ============          ============


WEIGHTED AVERAGE
       COMMON AND COMMON
       EQUIVALENT SHARES
       OUTSTANDING                        3,000,000             1,600,000             3,000,000             1,595,560
                                       ============          ============          ============          ============







     See accompanying notes to condensed consolidated financial statements.

                        RIDGEVIEW, INC. AND SUBSIDIARIES

                 Condensed Consolidated Statements of Cash Flows
                                   (Unaudited)


                                                                              SIX MONTHS ENDED
                                                                                   JUNE 30,

                                                                          1997                  1996

CASH FLOWS FROM OPERATING ACTIVITIES
       Cash received from customers                                   $ 36,386,278          $ 29,717,840
       Cash paid to suppliers and employees                            (41,198,702)          (31,439,711)
       Interest paid                                                      (731,040)           (1,072,468)
       Income taxes paid, net of refunds                                (1,083,994)              (53,999)
       Other cash receipts (disbursements)                                (414,605)              (74,108)
                                                                      ------------          ------------

       Net cash used in operating activities                          $ (7,042,063)         $ (2,922,446)
                                                                      ------------          ------------



CASH FLOWS FROM INVESTING ACTIVITIES
       Payments for investments in subsidiaries                       $    (69,576)         $    (64,667)
       Proceeds from sale of property and equipment                           --                  28,272
       Payments for purchase of property, plant and equipment           (1,486,913)             (624,325)
                                                                      ------------          ------------



       Net cash used in investing activities                          $ (1,556,489)         $   (660,720)
                                                                      ------------          ------------


CASH FLOWS FROM FINANCING ACTIVITIES
       Net short-term borrowings                                      $  1,833,035          $    303,516
       Proceeds from long-term debt                                     41,205,460            30,589,031
       Repayments of long-term debt                                    (34,677,894)          (27,393,054)
       Dividends paid                                                         --                 (42,244)
       Proceeds from issuance of common stock                                 --                  30,482
                                                                      ------------          ------------

       Net cash provided by financing activities                      $  8,360,601          $  3,487,731
                                                                      ------------          ------------


EFFECT OF EXCHANGE RATE ON CASH                                       $    (12,622)         $       (288)
                                                                      ------------          ------------


       Net decrease in cash                                           $   (250,573)         $    (95,723)

CASH, beginning of period                                                  315,559               261,567
                                                                      ------------          ------------


CASH, end of period                                                   $     64,986          $    165,844
                                                                      ============          ============



     See accompanying notes to condensed consolidated financial statements.

                        RIDGEVIEW, INC. AND SUBSIDIARIES

                 Condensed Consolidated Statements of Cash Flows
                                   (Continued)
                                   (Unaudited)



                                                                                          SIX MONTHS ENDED
                                                                                              JUNE 30,


                                                                                      1997                1996


RECONCILIATION OF NET INCOME TO NET CASH
  USED IN OPERATING ACTIVITIES
       Net income                                                                $   752,286          $   271,035
                                                                                 -----------          -----------


       Adjustments to reconcile net income to net cash used in operating activities:
          Depreciation and amortization                                          $   870,241          $   868,568
          Provision for doubtful accounts receivable                                 144,605               28,384
          Capital grants recognized                                                  (39,624)             (39,325)
          Increase (decrease) in deferred compensation liability                      58,066               11,828
          Increase (decrease) in deferred income taxes                               (63,691)              46,821
                           Changes in operating assets and liabilities:
              (Increase) in accounts receivable                                   (4,328,747)          (1,934,203)
              (Increase) in inventories                                           (5,025,905)          (4,168,042)
              (Increase) in prepaid expenses and other assets                       (657,791)            (385,096)
              Increase in accounts payable                                         2,169,230            1,453,602
              Increase (decrease) in income taxes payable                           (649,645)             251,222
              Increase in accrued expenses and other liabilities                    (271,088)             672,760
                                                                                 -----------          -----------


              Total adjustments to net income                                    $(7,794,349)         $(3,193,481)
                                                                                 -----------          -----------



NET CASH USED IN OPERATING ACTIVITIES                                            $(7,042,063)         $(2,922,446)
                                                                                 ===========          ===========



     See accompanying notes to condensed consolidated financial statements.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


NOTE 1 - UNAUDITED FINANCIAL INFORMATION

      In the opinion of the Company, the accompanying unaudited Condensed Consolidated Financial Statements contain all adjustments consisting of normal recurring accruals for the six and three months ended June 30, 1997, necessary to present fairly the financial position of the Company as of June 30, 1997 and the results of operations for the six and three months ended June 30, 1997 and 1996. The financial statements are presented in condensed form as permitted by the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The accounting policies followed by the Company are set forth in the Company's audited financial statements, which are included in the Company's Annual Report on Form 10-K for the year ended December 31, 1996, filed with the Securities and Exchange Commission (the "Form 10-K"). The results of operations for the six and three months ended June 30, 1997 are not indicative of the results to be expected for the full year. The Company's net sales and profitability generally experience stronger performance in the third and fourth quarters. These unaudited condensed financial statements should be read in conjunction with the Company's audited financial statements included in the Annual Report on Form 10-K.


NOTE 2 - EARNINGS PER SHARE

      Earnings per share are calculated using the weighted average number of shares outstanding of common stock and dilutive common stock equivalents during each period presented, after giving retroactive effect to a stock split effected in the form of a stock dividend (see Note 5).


NOTE 3 - INVENTORIES

     A summary of inventories by major classification is as follows:

                                          June 30,            December 31,
                                            1997                  1996
                                        ------------          ------------

               Raw Materials            $  4,497,097          $  4,113,736
               Work-in-process             8,311,064             6,127,331
               Finished goods             12,938,159            10,523,002
               (LIFO reserve)               (140,000)             (140,000)
                                        ------------          ------------


                    Total inventories   $ 25,606,320          $ 20,624,069
                                        ============          ============

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)
             (Information as of June 30, 1997 and 1996 is unaudited)


NOTE 4 - LONG-TERM DEBT

      On August 4, 1997, the Company amended its existing bank loan agreement to increase its revolving line of credit from $14,000,000 to $18,000,000 and to provide an additional $2,500,000 capital expenditure facility, both of which are due January 10, 1999. At the option of the Company, borrowings under these loans bear interest at a rate based on the bank's prime rate or the London Interbank Offered Rates ("LIBOR"). The rates vary based on achievement of certain ratios of total liabilities to tangible net assets, calculated monthly, and range from prime to prime plus 1%, or LIBOR plus 2% to LIBOR plus 3.25% (7.6250% as of July 31, 1997 under the LIBOR option). These loans are collateralized by substantially all assets of the Company.

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

      The Company has an Omnibus Stock Plan (the "Omnibus Plan") which permits the issuance of options, stock appreciation rights ("SARS"), limited SARS, restricted stock, performance awards and other stock-based awards to selected employees and independent contractors of the Company. The Company has reserved 230,000 shares of common stock for issuance under the Omnibus Plan. As of August 7, 1997, incentive stock options totaling 53,200 shares have been granted at an exercise price of $7.50 per share. All of such options are outstanding and unexercised.

      The board has also authorized an employee stock purchase plan that will allow employees to purchase shares of common stock of the Company through payroll deductions at 85 percent of the market value of the shares at the time of purchase. The Company has reserved 75,000 shares for issuance under this plan. The board of directors has not yet activated the employee stock purchase plan.

      The Company also has an Outside Directors' Stock Option Plan (the "Directors' Plan"), which provides that each outside director, at the time of initial election, shall automatically be granted an option to purchase 500 shares of common stock at the fair market value on the date of election. On each anniversary date of an outside director's election, an option to purchase 500 additional shares of common stock will automatically be granted to him or her, provided that the director shall have continuously served as a director of the Company and the number of shares of common stock available under the Directors' Plan is sufficient to permit such grant. Options granted under the Directors' Plan will be nonqualified stock options, will vest in increments of 33 1/3% on each anniversary of the option grant and will expire ten years after the date they are granted. The Company has reserved 15,000 shares for issuance under this plan. In November 1996, options to purchase 500 shares each were granted to three new members of the Company's board of directors at an exercise price of $8.00 per share. On May 27, 1997, 2,000 shares were granted under the Director's Plan at an exercise price of $6.87 per share. All of such options are outstanding and unexercised.

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
        CONDITION AND RESULTS OF OPERATIONS


     The following discussion and analysis provides information regarding the Company's consolidated financial condition as of June 30, 1997 and its results of operations for the three and six months then ended. This discussion and analysis should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Form 10-K, and the unaudited interim consolidated financial statements and notes thereto included elsewhere in this report. The results of operations for the three and six months ended June 30, 1997 are not indicative of results expected for the year ending December 31, 1997. See "Seasonality" below.


GENERAL

     The following table presents the Company's net sales by product category for the three-month and six-month periods ended June 30, 1996 and 1997, expressed in thousands of dollars and as a percentage of total net sales.

                                                Three Months Ended June 30                Six Months Ended June 30
                                         ---------------------------------------     ---------------------------------------
                                                1997                  1996                  1997                  1996
                                         -----------------     -----------------     -----------------     -----------------
                                          Amount       %        Amount       %        Amount       %        Amount       %
                                          ------      ---       ------      ---       ------      ---       ------      ---
Socks:
Sports specific                          $ 5,202     24.5%     $ 5,036     29.6%     $10,169     24.9%     $10,287     31,4%
Sports promotional                         6,174     29.0        4,790     28.2       10,030     24.6        8,932     27.3
Active sport                                 557      2.6          251      1.5        1,015      2.5          738      2.3
Rugged outdoor and heavyweight casual      1,936      9.1        2,478     14.5        4,261     10.4        4,298     13.1
Other                                        322      1.5          692      4.1          359      0.9          913      2.8
                                         -------    -----      -------    -----      -------    -----      -------    -----
    Total socks                          $14,191     66.7%     $13,247     77.9%     $25,834     63.3%     $25.168     76.9%
                                         =======    =====      =======    =====      =======    =====      =======    =====

Women's Hosiery:
Sheer pantyhose and knee-highs           $ 3,542     16.7%     $ 1,496      8.8%     $ 8,023     19.7%     $ 3,395     10.4%
Tights and trouser socks                   3,525     16.6        2,258     13.3        6,944     17.0        4,149     12.7
                                         -------    -----      -------    -----      -------    -----      -------    -----
    Total women's hosiery                $ 7,067     33.3%     $ 3,754     22.1%     $14,967     36.7%     $ 7,544     23.1%
                                         -------    -----      -------    -----      -------    -----      -------    -----
        Total net sales                  $21,258    100.0%     $17,001    100.0%     $40,801    100.0%     $32,712    100.0%
                                         =======    =====      =======    =====      =======    =====      =======    =====

      The net sales by product category for the three and six months ended June 30, 1997 are not indicative of the net sales by product category expected for the year ending December 31, 1997, because sales of rugged outdoor and heavyweight casual socks and tights and trouser socks typically are higher during the third and fourth quarters.

RESULTS OF OPERATIONS

      The following table presents the Company's results of operations as a percentage of net sales for the three and six months ended June 30, 1996 and 1997.

                                                                  Three Months Ended                Six Months Ended
                                                                        June 30,                         June 30,
                                                                 1997             1996             1997             1996
                                                                ------           ------           ------           ------

         Net sales                                               100.0%           100.0%           100.0%           100.0%
         Cost of goods sold                                       79.7             79.3             78.6             80.2
                                                                ------           ------           ------           ------
                 Gross profit                                     20.3%            20.7%            21.4%            19.8%
         Selling, general and administrative expenses             15.3             15.0             16.7             15.1
                                                                ------           ------           ------           ------
                 Operating income                                  5.0%             5.7%             4.7%             4.7%
         Interest expense                                         (2.1)            (3.2)            (2.0)            (3.5)
         Other income, net                                         0.1             (0.4)             0.1              0.1
                                                                ------           ------           ------           ------
         Income before income taxes                                3.0%             2.1%             2.8%             1.3%
         Income tax expense                                        1.2              0.8              1.0              0.5
                                                                ------           ------           ------           ------

                 Net income                                        1.8%             1.3%             1.8%             0.8%
                                                                ======           ======           ======           ======

COMPARISON OF THREE MONTHS ENDED JUNE 30, 1997 TO THREE MONTHS ENDED
JUNE 30, 1996

      Net sales for the three months ended June 30, 1997 were $21.3 million, compared to $17.0 million for the same period in 1996, an increase of 25.3%. Net sales of women's hosiery products, which includes private label sales as well as sales under the Ellen Tracy and Evan-Picone brand names, increased $3.2 million, or 84.9%, over the same period in 1996. Sales of women's sheer hosiery under the licensed Evan-Picone brand name, which did not begin until July 1996, made up the majority of this increase. Sales of sport socks increased $1.6 million for the three months ended June 30, 1997, while sales of rugged outdoor and heavyweight casual socks decreased $500,000.

      Gross profit for the quarter ended June 30, 1997 was $4.3 million, an increase of $800,000, or 22.9%, from the same period in the prior year. As a percentage of net sales, gross profit remained flat at 20.3%, compared with 20.7% during the same period in 1996. The Company's Ft. Payne, Alabama operation, which manufactures sports promotional socks, and Seneca Falls, New York operation, which manufactures rugged outdoor and heavyweight casual socks, experienced a reduction in gross profit margins for the three months ended June 30, 1997. Although revenues from sales of sports promotional socks increased for the quarter ended June 30, 1997, the increase came from products with lower gross profit margins. Also, price decreases on two programs at Seneca enabled the Company to continue a business relationship with two of its customers, although at lower gross profit margins. Management believes that in order to maximize its production facilities, increase its operating efficiencies and more easily absorb its fixed costs, the Company must, at times, accept new business, even at lower gross profit margins.

      Selling, general and administrative expenses for the three months ended June 30, 1997 were $3.3 million, compared to $2.6 million for the same period in the prior year. Sales expenses associated with the Evan-Picone hosiery program account for the $700,000 increase in selling, general and administrative expenses. Licensing arrangements for brand names such as Evan-Picone and Ellen Tracy generally result in higher selling, general and administrative costs due to royalty payments, cooperative advertising and marketing requirements imposed by licensors.

      Operating income for the three months ended June 30,1997 increased only slightly from $963,000 to $1.1 million. The increase in operating income is primarily attributable to increased profitability in the women's hosiery division resulting from the increase in revenues and price increases for selected product categories of sport socks.

      Interest expense decreased 18.3% to $447,000 from $547,000 for the three months ended June 30, 1997. The repayment of debt with proceeds from the Company's initial public offering in November 1996 and a reduction in the interest rate charged by the Company's primary lender after the public offering explain the decrease in interest expense.

      Other income (expense) for the three months ended June 30, 1997 was $16,200, compared to $(60,000) for the same period in 1996. Losses on the disposal of equipment are included in other income (expense) for the three months ended June 30, 1996.

      Income tax expense for the three months ended June 30, 1997 and 1996 was $239,000 and $143,000, respectively. The generally higher profitability experienced by each of the Company's operating divisions, with the exception of Seneca, account for the increase in income tax expense.

      Net income for the three months ended June 30, 1997 was $390,800 compared to $213,800 for the three months ended June 30, 1996. The increase in net income is attributable to the increased sales volume in the women's hosiery division, moderate price increases in the Company's sock operations and reduced borrowing costs.

COMPARISON OF SIX MONTHS ENDED JUNE 30, 1997 TO SIX MONTHS ENDED JUNE 30, 1996

      Net sales for the six months ended June 30, 1997 were $40.8 million, compared to $32.7 million for the same period in 1996, an increase of 24.8%. Net sales of women's hosiery products accounted for $7.4 million of the $8.1 million increase. Sales of women's sheer hosiery under the licensed Evan-Picone brand name, which did not begin until July 1996, sales of spring tights under the Ellen Tracy brand name and sales of various private label customers contributed to this increase. As a result of this $8.1 million increase, the Company's net sales of women's hosiery products represented approximately 37% of the total net sales for the first six months of the current fiscal year compared to 23% of total net sales in the first six months of the prior fiscal year.

      Gross profit for the six months ended June 30, 1997 was $8.7 million, an increase of $2.2 million, or 33.8% from the same period in the prior year. As a percentage of net sales, gross profit increased to 21.4% for the six months ended June 30, 1997, compared to 19.8% for the same period in 1996. Moderate price increases in the Company's sock product categories, sales of tights under the Ellen Tracy brand name and brand names of other private label customers, as well as sales of sheer hosiery under the Evan-Picone brand name, which the Company did not sell in the first two quarters of 1996, were factors contributing to the increase in the gross profit margin.

      Selling, general and administrative expenses for the six months ended June 30, 1997 were $6.8 million, compared to $5.0 million for the same period in the prior year. The increase for the first six months of 1997 is associated with the Evan-Picone hosiery program, which began in July 1996. Sales expenses relating to this program accounted for $1.5 million of the $1.8 million increase.

      Operating income for the six months ended June 30,1997 increased 26.7% from $1.5 million to $1.9 million. The increase in operating income is attributable to increased profitability in the women's hosiery division resulting from increase sales of higher margin products such as tights and trouser socks. Also, moderate price increases for the Company's sock product categories helped improve operating income compared with the prior period.

      Interest expense decreased to $814,000 from $1.1 million for the six months ended June 30, 1997. The repayment of debt with proceeds from the Company's initial public offering in November 1996 reduced total debt. A reduction in the interest rate charged by the Company's primary lender has also enabled the Company to reduce its cost of borrowing.

      Other income for the six months ended June 30, 1997 was $39,400, compared to $28,900 for the same period in 1996. The increase in other income for the six months ended June 30, 1997 is the result of losses on the disposal of equipment included in other income for the six months ended June 30, 1996.

      Income tax expense for the six months ended June 30, 1997 was $370,700, compared with $149,200 for the same period in 1996. Income tax expense for the six-month period ended June 30, 1997 was reduced by a net operating loss benefit from Seneca.

      Net income for the six months ended June 30, 1997 was $752,300 compared to $271,000 for the six months ended June 30, 1996. The increase in net income is attributable to an increase in revenues for each of the Company's operating divisions, improvements in the gross profit margin on sales in the women's hosiery division, moderate price increases in the Company's sock operations and the reduction in the interest rate charged by the Company's lender.


LIQUIDITY AND CAPITAL RESOURCES


      Cash flows used in operating activities during the six months ended June 30, 1997 and 1996 were $(7.0) million and $(2.9) million, respectively. The negative cash flows from operating activities during the first six months of 1997 were the result of both a $4.3 million increase in accounts receivable and a $5.0 million increase in inventories since December 31, 1996. The growth in accounts receivable is due to the sales growth experienced by the Company for the six months ended June 30, 1997. The higher inventory levels are consistent with both the increase in sales volume and the seasonal inventory buildup to support the typically heavier fall shipping season.

      In addition to cash flow from operations, the Company obtains working capital through borrowings under the Company's revolving credit facility (the "Revolving Credit Facility"). The Revolving Credit Facility, which was recently increased by $4.0 million to fund additional working capital needed to support the increase in sales volume, provides for borrowings of up to $18.0 million through January 1999. As of August 7, 1997, $17.3 million was outstanding under the Revolving Credit Facility, and there was $.7 million available for additional borrowings. The Company typically experiences the majority of its working capital needs during the second and third quarters. Funds borrowed under the Revolving Credit Facility bear interest at a rate based on London Interbank Offered Rates ("LIBOR"). The LIBOR-based rate available to the Company ranges from LIBOR plus 2% to LIBOR plus 3.25%, depending upon the Company's leverage ratio (as defined)(7.6250% at July 31, 1997). See Note 4 to the condensed consolidated financial statements.

      The Company is continuing to examine the logistical and physical requirements necessary for the construction of a distribution facility on property the Company currently owns. As part of this process, the Company is evaluating the feasibility of purchasing an existing facility, instead of constructing a new building. The Company is leasing warehouse space, under a short term lease, to house a portion of its distribution needs. While this space is not intended to satisfy all of the Company's distribution requirements, it does allow for more space from which to work with. More importantly, with the immediate need of additional space temporarily filled, the Company can take more time to determine its needs and requirements in a centralized distribution center. As of August 7, 1997, there were no firm commitments regarding this capital expenditure.

      As of August 7, 1997, the installation of 84 electronic knitting machines in the women's hosiery division (to replace 100 existing mechanical machines), 20 additional electronic knitting machines in the Company's sports sock knitting operation in Ft. Payne, Alabama and 10 additional electronic knitting machines at Seneca, was substantially complete. The Company had planned to fund these capital expenditures from the proceeds of the Company's initial public offering and an additional term loan. The Company has decided, however, to fund the majority of this equipment through an operating lease. The lease has a five year term with a two year renewal option and allows the Company to either purchase the machines at the end of the lease term or upgrade to newer, replacement machinery. Five of the machines installed at Seneca were funded with proceeds from an industrial development authority loan.

SEASONALITY

     The Company's business is impacted by the general seasonal trends that are characteristic of the apparel and retail industries. Historically, the Company has had higher net sales and greater profitability in the third and fourth quarters.

IMPACT OF RECENT ACCOUNTING PRONOUNCEMENTS

     In February 1997, the Financial Accounting Standards Board (the "FASB") issued Statement of Accounting Standards No. 128, "Earnings per Share" ("SFAS 128"). SFAS 128 establishes new standards for computations of earnings per share. SFAS 128 will be effective for periods ending after December 15, 1997 and will require presentation of: (1) "Basic earnings per share," computed by dividing income available to common stockholders by the weighted average number of common shares outstanding during the period and (2) "Diluted earnings per share," which gives effect to all dilutive potential common shares that were outstanding during the period, by increasing the denominator to include the number of additional common shares that would have been outstanding if the dilutive potential common shares had been issued. Had SFAS 128 been effective for the three and six months ended June 30, 1997 and 1996, basic and diluted earnings per share would have been as follows:



                                                      Three Months Ended             Six Months Ended
                                                            June 30,                    June 30,
                                                            --------                    --------
                                                       1997          1996          1997           1996
                                                      -----         -----         -----         --------

         Basic and diluted earnings per share         $0.13         $0.13         $0.25         $0.17
                                                      =====         =====         =====         =====

PART II - OTHER INFORMATION

ITEM 4: SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     (a)  The annual Meeting of Shareholders was held on May 27, 1997.

     (b)  The matters voted upon and the results of the voting were as follows:

          (1) The shareholders voted to re-elect the nine members of the Company's Board of Directors for one year terms, and, in each case, until their successors are elected and qualified. The result of the vote for election of directors was as follows:

                                                         For         Abstain

                    Albert C. Gaither                2,486,982        5,600
                    Hugh R. Gaither                  2,491,182        1,400
                    William D. Durrant               2,486,982        5,600
                    Susan Gaither Jones              2,473,382       19,200
                    J. Michael Gaither               2,473,382       19,200
                    Claude S. Abernethy, Jr.         2,486,982        5,600
                    George Watts Carr, III           2,486,982        5,600
                    Joseph D. Hicks                  2,483,782        8,800
                    Charles M. Snipes                2,487,282        5,300

          (2) The shareholders voted 2,486,482 shares in the affirmative and 5,000 shares in the negative to ratify the Board of Director's selection of BDO Seidman, LLP as the Company's independent auditors for the fiscal year ending December 31, 1997. There were 1,100 votes withheld.

ITEM 6: EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibit 27 - Financial Data Schedule (for SEC use only)

      SIGNATURES


      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


RIDGEVIEW, INC.



Date:  August 12, 1997                     By:  /s/ Walter L. Bost, Jr.
                                                -------------------------------
                                                Walter L. Bost, Jr.
                                                Executive Vice President
                                                and Chief Financial Officer