Form 10-Q
period 1997-09-30
RIDGEVIEW INC
filed 1997-11-13
CIK 1018891

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549


                                    FORM 10-Q


           [x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 1997

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

                                 [x] Yes [ ] No


      As of November 12, 1997, the registrant had 3,000,000 shares of common stock, $.01 par value per share, outstanding.

PART I - FINANCIAL INFORMATION

ITEM 1: FINANCIAL STATEMENTS


                        RIDGEVIEW, INC. AND SUBSIDIARIES

                      Condensed Consolidated Balance Sheets



                                                               September 30,       December 31,
                                                                   1997                1996
                                                                (Unaudited)          (Audited)
                                                               -------------       ------------
ASSETS

CURRENT ASSETS:
      Cash                                                     $    15,028         $   315,559
      Accounts receivable (less allowance for doubtful
        accounts of $690,084 and $501,867)                      20,403,343          13,271,680
      Inventories (Note 3)                                      24,475,163          20,624,069
      Prepaid expenses                                             223,088             127,841
                                                               -----------         -----------

      Total current assets                                     $45,116,622         $34,339,149



PROPERTY, PLANT AND EQUIPMENT, less accumulated
      depreciation and amortization                             11,437,438          11,499,185


OTHER ASSETS                                                     1,613,571           1,214,682

EXCESS OF COST OVER FAIR VALUE OF NET
      ASSETS ACQUIRED, less accumulated
      depreciation and amortization                              1,635,415           1,731,265
                                                               -----------         -----------

      Total assets                                             $59,803,046         $48,784,281
                                                               ===========         ===========







     See accompanying notes to condensed consolidated financial statements.

                        RIDGEVIEW, INC. AND SUBSIDIARIES

                      Condensed Consolidated Balance Sheets


                                                               September 30,         December 31,
                                                                   1997                 1996
                                                                (Unaudited)           (Audited)
                                                               -------------         ------------
LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
      Short-term borrowings                                    $  2,210,853          $ 1,093,513
      Accounts payable                                            7,926,906            5,904,783
      Accrued expenses and other liabilities                      1,475,317            1,631,446
      Income taxes payable                                          272,849              464,636
      Deferred income taxes                                         304,318              442,253
      Current portion of long-term debt (Note 4)                  1,273,531            1,345,793
      Current portion of deferred compensation                      103,052              100,727
                                                               ------------          -----------

      Total current liabilities                                $ 13,566,826          $10,983,151

LONG-TERM DEBT, less current portion (Note 4)                    22,520,597           15,671,893
DEFERRED COMPENSATION, less current portion                       1,618,095            1,533,606
DEFERRED CREDIT                                                     833,083            1,020,224
DEFERRED INCOME TAXES                                               295,523              218,251
                                                               ------------          -----------

      Total liabilities                                        $ 38,834,124          $29,427,125
                                                               ------------          -----------


SHAREHOLDERS' EQUITY (Note 5)
      Common stock; authorized 20,000,000 shares of
        $.01 par value; issued 3,000,000                       $     30,000          $    30,000
      Additional paid-in capital                                 10,650,018           10,650,018
      Retained earnings, including amounts reserved of
        $871,620 and $1,002,960                                  10,448,384            8,450,034
      Foreign currency translation adjustments                     (159,480)             227,104
                                                               ------------          -----------

      Total shareholders' equity                               $ 20,968,922          $19,357,156
                                                               ------------          -----------

Total liabilities and shareholders' equity                     $ 59,803,046          $48,784,281
                                                               ============          ===========






     See accompanying notes to condensed consolidated financial statements.

                        RIDGEVIEW, INC. AND SUBSIDIARIES

                   Condensed Consolidated Statements of Income
                                   (Unaudited)

                                               THREE MONTHS ENDED                          NINE MONTHS ENDED
                                                  SEPTEMBER 30,                              SEPTEMBER 30,

                                            1997                 1996                   1997                 1996
                                       ------------          ------------          ------------          ------------

NET SALES                              $ 25,889,396          $ 23,234,525          $ 66,690,310          $ 55,946,258

COST OF SALES                            20,156,894            18,516,754            52,232,019            44,754,596
                                       ------------          ------------          ------------          ------------


GROSS PROFIT                           $  5,732,502          $  4,717,771          $ 14,458,291          $ 11,191,662

SELLING, GENERAL AND
       ADMINISTRATIVE EXPENSES            3,400,923             2,973,919            10,228,806             7,926,224
                                       ------------          ------------          ------------          ------------


OPERATING INCOME                       $  2,331,579          $  1,743,852          $  4,229,485          $  3,265,438
                                       ------------          ------------          ------------          ------------


OTHER INCOME (EXPENSE)
       Interest expense                $   (547,142)         $   (643,760)         $ (1,361,455)         $ (1,774,042)
       Other, net                            28,481                (7,258)               67,832                21,680
                                       ------------          ------------          ------------          ------------


Total other income (expense)           $   (518,661)         $   (651,018)         $ (1,293,623)         $ (1,752,362)
                                       ------------          ------------          ------------          ------------



INCOME BEFORE
       INCOME TAXES                    $  1,812,918          $  1,092,834          $  2,935,862          $  1,513,076

PROVISION FOR
       INCOME TAXES                         668,253               316,992             1,038,911               466,199
                                       ------------          ------------          ------------          ------------


NET INCOME                             $  1,144,665          $    775,842          $  1,896,951          $  1,046,877
                                       ============          ============          ============          ============


EARNINGS PER SHARE                     $       0.38          $       0.48          $       0.63          $       0.66
                                       ============          ============          ============          ============

WEIGHTED AVERAGE
       COMMON AND COMMON
       EQUIVALENT SHARES
       OUTSTANDING                        3,000,000             1,600,000             3,000,000             1,594,894
                                       ============          ============          ============          ============



     See accompanying notes to condensed consolidated financial statements.

                        RIDGEVIEW, INC. AND SUBSIDIARIES

                 Condensed Consolidated Statements of Cash Flows
                                   (Unaudited)


                                                                                NINE MONTHS ENDED
                                                                                  SEPTEMBER 30,

                                                                           1997                 1996
                                                                      ------------          ------------
CASH FLOWS FROM OPERATING ACTIVITIES
       Cash received from customers                                   $ 59,249,535          $ 49,182,984
       Cash paid to suppliers and employees                            (62,811,314)          (50,582,811)
       Interest paid                                                    (1,235,355)           (1,670,926)
       Income taxes paid, net of refunds                                (1,349,387)             (260,736)
       Other cash disbursements                                           (201,291)             (104,836)
                                                                      ------------          ------------
       Net cash used in operating activities                          $ (6,347,812)         $ (3,436,325)
                                                                      ------------          ------------

CASH FLOWS FROM INVESTING ACTIVITIES
       Payments for investments in subsidiaries                       $   (104,372)         $    (84,667)
       Proceeds from sale of property and equipment                           --                  28,272
       Payments for purchase of property, plant and equipment           (1,986,894)             (910,097)
                                                                      ------------          ------------


       Net cash used in investing activities                          $ (2,091,266)         $   (966,492)
                                                                      ------------          ------------

CASH FLOWS FROM FINANCING ACTIVITIES
       Net short-term borrowings                                      $  1,329,482          $    740,799
       Proceeds from long-term debt                                     65,324,283            48,547,313
       Repayment of long-term debt                                     (58,500,619)          (44,974,100)
       Dividends  paid                                                        --                 (42,244)
       Proceeds from issuance of common stock                                 --                  30,482
                                                                      ------------          ------------

       Net cash provided by financing activities                      $  8,153,146          $  4,302,250
                                                                      ------------          ------------

EFFECT OF EXCHANGE RATE ON CASH                                       $    (14,599)         $     (1,369)
                                                                      ------------          ------------

       Net decrease in cash                                           $   (300,531)         $   (101,936)

CASH, beginning of period                                                  315,559               261,567
                                                                      ------------          ------------
CASH, end of period                                                   $     15,028          $    159,631
                                                                      ============          ============



     See accompanying notes to condensed consolidated financial statements.

                        RIDGEVIEW, INC. AND SUBSIDIARIES

                 Condensed Consolidated Statements of Cash Flows
                                   (Continued)
                                   (Unaudited)


                                                                                 NINE MONTHS ENDED
                                                                                   SEPTEMBER 30,

                                                                             1997                 1996
                                                                         -----------          ------------
RECONCILIATION OF NET INCOME TO NET CASH
  USED IN OPERATING ACTIVITIES
       Net income                                                        $ 1,896,951          $ 1,046,877
                                                                         -----------          -----------

       Adjustments to reconcile net income to net cash
         used in operating activities:
          Depreciation and amortization                                  $ 1,283,319          $ 1,357,731
          Provision for doubtful accounts receivable                         192,066               62,431
          Capital grants recognized                                          (56,224)             (59,412)
          Loss on sale of assets                                                --                 25,386
          Increase in deferred compensation liability                         86,814               63,850
          Increase (decrease) in deferred income taxes                       (54,552)              78,611
          Changes in operating assets and liabilities:
              Increase in accounts receivable                             (7,354,885)          (6,560,473)
              Increase in inventories                                     (3,943,775)          (3,654,630)
              (Increase) decrease in prepaid expenses and
                other assets                                                (156,467)             100,087
              Increase in accounts payable                                 2,170,992            2,893,134
              Increase (decrease) in income taxes payable                   (255,925)             126,852
              Increase (decrease) in accrued expenses and
                other liabilities                                           (156,126)           1,083,231
                                                                         -----------          -----------

              Total adjustments to net income                            $(8,244,763)         $(4,483,202)
                                                                         -----------          -----------

NET CASH USED IN OPERATING ACTIVITIES                                    $(6,347,812)         $(3,436,325)
                                                                         ===========          ===========



     See accompanying notes to condensed consolidated financial statements.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


NOTE 1 - UNAUDITED FINANCIAL INFORMATION

      In the opinion of management, the accompanying unaudited Condensed Consolidated Financial Statements contain all adjustments consisting of normal recurring accruals for the nine and three months ended September 30, 1997 and 1996, necessary to present fairly the financial position of the Company as of September 30, 1997 and the results of operations for the nine and three months ended September 30, 1997 and 1996. The financial statements are presented in condensed form as permitted by the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The accounting policies followed by the Company are set forth in the Company's audited financial statements, which are included in the Company's Annual Report on Form 10-K for the year ended December 31, 1996, filed with the Securities and Exchange Commission (the "Form 10-K"). The results of operations for the nine and three months ended September 30, 1997 are not indicative of the results to be expected for the full year. The Company's net sales and profitability generally experience stronger performance in the third and fourth quarters. These unaudited condensed financial statements should be read in conjunction with the Company's audited financial statements included in the Annual Report on Form 10-K.


NOTE 2 - EARNINGS PER SHARE

      Earnings per share are calculated using the weighted average number of shares outstanding of common stock and dilutive common stock equivalents during each period presented, after giving retroactive effect to a stock split effected in the form of a stock dividend (see Note 5).


NOTE 3 - INVENTORIES

     A summary of inventories by major classification is as follows:

                               September 30,         December 31,
                                   1997                  1996
                               ------------          ------------
       Raw Materials           $  4,217,104          $  4,113,736
       Work-in-process            8,459,562             6,127,331
       Finished goods            11,938,497            10,523,002
       (LIFO reserve)              (140,000)             (140,000)
                               ------------          ------------
           Total inventories   $ 24,475,163          $ 20,624,069
                               ============          ============



              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)
          (Information as of September 30, 1997 and 1996 is unaudited)


NOTE 4 - LONG-TERM DEBT

      On July 31, 1997, the Company amended certain of its existing bank loan agreements. The amended agreement provides an $18,000,000 revolving line of credit and an additional $2,500,000 capital expenditure facility, both of which are due January 10, 1999. At the option of the Company, borrowings under these loans bear interest at a rate based on the bank's prime rate or the London Interbank Offered Rates ("LIBOR"). The rates vary based on achievement of certain ratios of total liabilities to tangible net assets, calculated monthly, and range from prime to prime plus 1%, or LIBOR plus 2% to LIBOR plus 3.25% (8.0184% as of October 31, 1997 under the LIBOR option). These loans are collateralized by substantially all assets of the Company. There were no amendments to or affecting the Company's term loan.

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

      The Company has an Omnibus Stock Plan (the "Omnibus Plan") which permits the issuance of options, stock appreciation rights ("SARS"), limited SARS, restricted stock, performance awards and other stock-based awards to selected employees and independent contractors of the Company. The Company has reserved 230,000 shares of common stock for issuance under the Omnibus Plan, which provides that the term of each award shall be determined by a committee of the board of directors charged with administering the Plan, but no longer than ten years after the date they are granted. Under the terms of the Plan, options granted may be either nonqualified or incentive stock options. SARS and limited SARS granted in tandem with an option shall be exercisable only to the extent the underlying option is exercisable. On March 11, 1997, incentive stock options totaling 50,500 shares were granted to certain of the Company's salaried employees at an exercise price of $7.50 per share. On July 23 1997, additional incentive stock options totaling 2,700 shares were also granted at an exercise price of $7.50 per share. The total number of shares granted under the Omnibus Plan is 53,200 shares. All of such options are outstanding and unexercised.

      The board has also authorized an employee stock purchase plan that will allow employees to purchase shares of common stock of the Company through payroll deductions at 85 percent of the market value of the shares at the time of purchase. The Company has reserved 75,000 shares for issuance under this plan. The board of directors has not yet activated the employee stock purchase plan.

      The Company also has an Outside Directors' Stock Option Plan (the "Directors' Plan"), which provides that each outside director, at the time of initial election, shall automatically be granted an option to purchase 500 shares of common stock at the fair market value on the date of election. On each anniversary date of an outside director's election, an option to purchase 500 additional shares of common stock will automatically be granted to him or her, provided that the director shall have continuously served as a director of the Company and the number of shares of common stock available under the Directors' Plan is sufficient to permit such grant. Options granted under the Directors' Plan are nonqualified stock options, vest in increments of 33 1/3% on each anniversary of the option grant and expire ten years after the date they are granted. The Company has reserved 15,000 shares for issuance under this plan. In November 1996, options to purchase 500 shares each were granted to three new members of the Company's board of directors at an exercise price of $8.00 per share. On May 27, 1997, options totaling 2,000 shares were issued under the Director's Plan at an exercise price of $6.87 per share. All of such options are outstanding and unexercised.

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
        CONDITION AND RESULTS OF OPERATIONS

GENERAL

     The following discussion and analysis provides information regarding the Company's consolidated financial condition as of September 30, 1997 and its results of operations for the three and nine months then ended. This discussion and analysis should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Form 10-K, and the unaudited interim consolidated financial statements and notes thereto included elsewhere in this report. The results of operations for the three and nine months ended September 30, 1997 are not indicative of results expected for the year ending December 31, 1997. See "Seasonality" in discussion below.

Results of Operations

     The following table presents the Company's net sales by product category for the three-month and nine-month periods ended September 30, 1996 and 1997, expressed in thousands of dollars and as a percentage of total net sales.

                                                 Three Months Ended                      Nine Months Ended
                                                    September 30,                          September 30,
                                                 ------------------                      -----------------
                                              1997                1996               1997                1996
                                              ----                ----               ----                ----
                                          Amount     %       Amount     %        Amount     %       Amount     %
                                          -------  -----    -------  -----     ---------  -----    -------   -----
SOCKS:
Sports specific                           $ 5,303   20.5%   $ 4,846   20.9%    $  15,472   23.2%   $15,133    27.1%
Sports promotional                          5,156   19.9      5,188   22.3        15,186   22.8     14,120    25.2
Active sport                                  594    2.2        662    2.8         1,608    2.4      1,400     2.5
Rugged outdoor and
     heavyweight casual                     5,794   22.4      5,464   23.5        10,055   15.1      9,762    17.4
Other                                         326    1.3         87    0.4           685    1.0        999     1.8
                                          -------  -----    -------  -----     ---------  -----    -------   -----
          Total socks                     $17,173   66.3%   $16,247   69.9%    $  43,006   64.5%   $41,414    74.0%
                                          -------  -----    -------  -----     ---------  -----    -------   -----

WOMEN'S HOSIERY:
Sheer pantyhose and knee-highs            $ 2,634   10.2%   $ 2,689   11.6%    $  10,658   16.0%   $ 7,694    13.8%
Tights and trouser socks                    6,082   23.5      4,299   18.5        13,026   19.5      6,838    12.2
                                          -------  -----    -------  -----     ---------  -----    -------   -----
          Total women's hosiery           $ 8,716   33.7%   $ 6,988   30.1%    $  23,684   35.5%   $14,532    26.0%
                                          -------  -----    -------  -----     ---------  -----    -------   -----
                    Total net sales       $25,889  100.0%   $23,235  100.0%    $  66,690  100.0%   $55,946   100.0%
                                          =======  =====    =======  =====     =========  =====    =======   =====


      The net sales by product category for the three and nine months ended September 30, 1997 are not indicative of the net sales by product category expected for the year ending December 31, 1997, because sales of rugged outdoor and heavyweight casual socks and tights and trouser socks typically are higher during the third and fourth quarters.

      The following table presents the Company's results of operations as a percentage of net sales for the three and nine months ended September 30, 1996 and 1997.

                                                          Three Months Ended             Nine Months Ended
                                                             September 30,                 September 30,
                                                       ---------------------           ---------------------
                                                        1997            1996            1997            1996
                                                       -----           -----           -----           -----
Net sales                                              100.0%          100.0%          100.0%          100.0%
Cost of goods sold                                      77.9            79.7            78.3            80.0
                                                       -----           -----           -----           -----
          Gross profit                                  22.1%           20.3%           21.7%           20.0%
Selling, general and administrative expenses            13.1            12.8            15.4            14.2
                                                       -----           -----           -----           -----
          Operating income                               9.0%            7.5%            6.3%            5.8%
Interest expense                                        (2.1)           (2.8)           (2.0)           (3.2)
Other income, net                                        0.1            (0.0)            0.1             0.1
                                                       -----           -----           -----           -----
Income before income taxes                               7.0%            4.7%            4.4%            2.7%
Income tax expense                                       2.6             1.4             1.6             0.8
                                                       -----           -----           -----           -----

          Net income                                     4.4%            3.3%            2.8%            1.9%
                                                       =====           =====           =====           =====


COMPARISON OF THREE MONTHS ENDED SEPTEMBER 30, 1997 TO THREE MONTHS ENDED SEPTEMBER 30, 1996

      Net sales for the three months ended September 30, 1997 were $25.9 million, compared to $23.2 million for the same period in 1996, an increase of 11.6%. Revenues increased in each of the Company's operating divisions for the quarter ended September 30, 1997. Net sales of women's hosiery products, which includes sales under the Ellen Tracy and Evan-Picone brand names, accounted for $1.8 million of the increase in revenues. The increase in sales of women's hosiery products was less than anticipated due to lower than expected sales of products in the Evan-Picone program, a trend the Company expects will continue through the end of 1997. The performance of the Evan-Picone program is expected to improve in 1998 as a result of new marketing initiatives presently being undertaken by the Company. Contributing to the increase in sales of women's hosiery products were sales of tights under the Ellen Tracy brand name and other private label programs. Domestically, sales of sports specific, sports promotional and active sport socks increased 7.9% for the three months ended September 30, 1997, while sales of sports socks in Europe increased 5.2% for the same period. Sales of rugged outdoor and heavyweight casual socks increased 6.0% for the three months ended September 30, 1997.

      Gross profit for the quarter ended September 30, 1997 was $5.7 million, an increase of $1.0 million, or 21.3%, from the same period in the prior year. As a percentage of net sales, gross profit increased to 22.1%, compared with 20.3% during the same period in 1996. Price increases and improved operating efficiencies in knitting and distribution for the Company's sports sock operation in Newton, North Carolina accounted for approximately 40% of the increase in gross profit. The Company's Seneca Knitting Mills Corporation ("Seneca") subsidiary, which manufactures rugged outdoor and heavyweight casual socks, experienced an increase in gross profit of $600,000 for the quarter ended September 30, 1997, compared to the same period the prior year. Several factors contributed to this improvement. A combination of a price increase and savings incurred through product enhancements made to core styles purchased by Seneca's largest customer allowed the Company to improve margins for this program. (Sales for this program were approximately $1.0 million during the third quarter.) There also was a more favorable mix of higher margin products shipped during the third quarter of 1997, including sales of rugged outdoor and heavyweight socks under the licensed Coleman brand name, that were not a part of Seneca's product mix for the same period last year. Gross profit for each of the Company's other operating divisions remained flat.

      Selling, general and administrative expenses for the three months ended September 30, 1997 were $3.4 million, compared to $3.0 million for the same period in the prior year. As a percentage of net sales, selling, general and administrative expenses increased to 13.1% for the third quarter, compared to 12.8% for the quarter ended September 30, 1996. Royalty payments, cooperative advertising and marketing requirements associated with the Evan-Picone hosiery program accounted for approximately 70% of this increase.

      Operating income for the three months ended September 30,1997 increased $600,000 to $2.3 million. The increase in operating income is attributable to increased profitability in the Company's sports sock division and Seneca, resulting from higher revenues, price increases for selected product categories and programs and improved operational efficiencies.

      Interest expense decreased $97,000 for the three months ended September 30, 1997, to $547,000 from $644,000 for the same three month period in 1996. A reduction in the interest rate charged by the Company's primary lender explains the decrease in interest expense.

      Other income (expense) for the three months September 30, 1997 was $28,500, compared to $(7,000) for the same period in 1996. Gains on the disposal of equipment and collections of previously written-off bad debts account for the increase in other income for the quarter ended September 30, 1997.

      Income tax expense for the three months ended September 30, 1997 and 1996 was $668,000 and $317,000 respectively. The generally higher profitability experienced by each of the Company's operating divisions, with the exception of the Evan-Picone women's hosiery program, account for the increase in income tax expense.

      Net income for the three months ended September 30, 1997 was $1.1 million, compared to $776,000 for the three months ended September 30, 1996. The increase in net income is attributable to the increased sales volume, moderate price increases in the Company's sports sock and rugged outdoor and heavyweight casual sock product categories, operational efficiencies gained as a result of investments in capital improvements and reduced borrowing costs.

COMPARISON OF NINE MONTHS ENDED SEPTEMBER 30, 1997 TO NINE MONTHS ENDED SEPTEMBER 30, 1996

      Net sales for the nine months ended September 30, 1997 were $66.7 million, compared to $55.9 million for the same period in 1996, an increase of 19.3%. While revenues for the nine months ended September 30, 1997 increased 3.0% to 6.0% in each of the Company's sock product categories, net sales of women's hosiery products accounted for $9.1 million of the $10.8 million increase. Women's sheer hosiery sales under the licensed Evan-Picone brand name and sales of tights under the Ellen Tracy brand name and brand names of other private label customers contributed to this increase, which was less than anticipated due to the factors discussed above for the quarter ended September 30, 1997.

      Gross profit for the nine months ended September 30, 1997 was $14.5 million, an increase of $3.3 million, or 29.5% from the same period in the prior year. As a percentage of net sales, gross profit increased to 21.7% for the nine months ended September 30, 1997, compared to 20.0% for the same period in 1996. Moderate price increases in the Company's sock product categories, sales of tights under the Ellen Tracy brand name and brand names of other private label customers, improved operational efficiencies, as well as sales of sheer hosiery under the Evan-Picone brand name, which the Company did not sell in the first two quarters of 1996, were factors contributing to the increase in the gross profit margin.

      Selling, general and administrative expenses for the nine months ended September 30, 1997 were $10.2 million, compared to $7.9 million for the same period in the prior year. During the nine month period ended September 30, 1997, royalty payments, cooperative advertising and marketing requirements associated with the Evan-Picone hosiery program, which began in July 1996, represented $1.8 million of the $2.3 million increase in selling, general and administrative expenses.

      Operating income for the nine months ended September 30,1997 increased 27.3% from $3.3 million to $4.2 million. The increase in operating income is attributable to increased profitability in the women's hosiery division resulting from an increase in sales of higher margin products such as tights and trouser socks. Price increases for the Company's sock product categories and efficiency gains from investment in new knitting equipment in each if the Company's operating divisions were also factors in the increase in operating income.

      Interest expense decreased to $1.4 million from $1.8 million for the nine months ended September 30, 1997. At September 30, 1997, the Company's total debt was $1.6 million lower than the same period in 1996. Debt was reduced with proceeds from the Company's initial public offering in November 1996. A reduction in the interest rate charged by the Company's primary lender has also reduced the Company's borrowing costs.

      Other income for the nine months ended September 30, 1997 was $67,800, compared to $21,700 for the same period in 1996. The increase in other income for the nine months ended September 30, 1997 is the result of losses on the disposal of equipment included in other income for the nine months ended September 30, 1996.

      Income tax expense for the nine months ended September 30, 1997 was $1.0 million, compared with $466,000 for the same period in 1996.

      Net income for the nine months ended September 30, 1997 was $1.9 million, compared to $1.0 million for the nine months ended September 30, 1996. The increase in net income is attributable to an increase in revenues for each of the Company's operating divisions, improvements in the gross profit margins in the women's hosiery division, the sports sock operation in Newton, North Carolina and Seneca, moderate price increases in the Company's sock product categories and the reduction in the interest rate charged by the Company's lender.


LIQUIDITY AND CAPITAL RESOURCES


      Cash flows used in operating activities during the nine months ended September 30, 1997 and 1996 were $(6.3) million and $(3.4) million, respectively. The negative cash flows from operating activities during the first nine months of 1997 were the result of a $7.4 million increase in accounts receivable and a $3.9 million increase in inventories since December 31, 1996. The significant growth in accounts receivable is due to the sales growth experienced by the Company for the nine months ended September 30, 1997. The higher inventory levels are consistent with both the increase in sales volume and the seasonal inventory build to support the heavier fall shipping season.

      In addition to cash flow from operations, the Company obtains working capital through borrowings under the Company's revolving credit facility (the "Revolving Credit Facility"). The Revolving Credit Facility, which was recently increased by $4.0 million to fund additional working capital needed to support the increase in sales volume, provides for borrowings of up to $18.0 million through January 1999. As of October 31, 1997, $16.5 million was outstanding under the Revolving Credit Facility, and there was $1.5 million available for additional borrowings. The Company typically experiences the majority of its working capital needs during the second and third quarters. Funds borrowed under the Revolving Credit Facility bear interest at a rate equal to London Interbank Offered Rates ("LIBOR"). The LIBOR-based rate available to the Company ranges from LIBOR plus 2% to LIBOR plus 3.25%, depending upon the Company's leverage ratio (as defined)(8.0184% at October 31, 1997). See Note 4 to the condensed consolidated financial statements.

      The Company is continuing to examine the logistical and physical requirements necessary for the construction of a distribution facility on property the Company currently owns. As part of this process, the Company is evaluating the feasibility of purchasing an existing facility, instead of constructing a new building. As of October 31, 1997, the Company had leased, on a temporary basis, warehouse space to house a portion of its distribution needs. While this space is not intended to satisfy all of the Company's distribution requirements, it does allow for more space from which to work with. More importantly, with the immediate need of additional space temporarily filled, the Company can take more time to determine its needs and requirements in a centralized distribution center. As of October 31, 1997, there were no firm commitments regarding this capital expenditure.

      As of October 31, 1997, the installation of 84 knitting machines for women's hosiery division (to replace 100 existing mechanical machines), 20 additional electronic knitting machines for its sports sock knitting operation in Ft. Payne, Alabama and 10 additional electronic knitting machines at Seneca, was substantially complete. Initially, the funding for these planned capital expenditures was expected to be advances under the Revolving Credit Facility that had been temporarily repaid with a portion of the proceeds of the Company's initial public offering in November 1996 and an additional term loan. The Company has decided, however, to fund the majority of this equipment through an operating lease. The lease has a five year term with a two year renewal option and allows the Company to either purchase the machines at the end of the lease term or upgrade to newer, replacement machinery. Five of the machines installed at Seneca were funded through a low interest industrial development authority loan.

      The Company is implementing a new enterprise-wide management information system that will link each of the Company's facilities electronically and provide operational improvements in manufacturing, forecasting, planning and distribution. This project, which will take place over the next 18-24 months, will involve a complete overhaul of the Company's current management information system and address any issues relating to the Year 2000 concerning date driven applications. The Company anticipates the cost of this project to be approximately $2.1 million over the next 18-24 months, with the majority of costs associated with the project to be disbursed in 1998. Management expects to finance the cost of the project through borrowings under the Company's Revolving Credit Facility, supplemented by a leasing arrangement for certain hardware. As of October 31, 1997, the Company had spent approximately $75,000 on the initial phase of the project and expects to spend approximately $300,000 by year end.

SEASONALITY

     The Company's business is impacted by the general seasonal trends that are characteristic of the apparel and retail industries. The Company generally has higher net sales and greater profitability in the third and fourth quarters.

IMPACT OF RECENT ACCOUNTING PRONOUNCEMENTS

      In February 1997, the Financial Accounting Standards Board issued Statement of Accounting Standards No. 128, "Earnings per Share" ("SFAS 128"). SFAS 128 establishes new standards for computations of earnings per share. SFAS 128 will be effective for periods ending after December 15, 1997 and will require presentation of: (1) "Basic earnings per share," computed by dividing income available to common stockholders by the weighted average number of common shares outstanding during the period and (2) "Diluted earnings per share," which gives effect to all dilutive potential common shares that were outstanding during the period, by increasing the denominator to include the number of additional common shares that would have been outstanding if the dilutive potential common shares had been issued. Had SFAS 128 been effective for the three and nine months ended September 30, 1997 and 1996, basic and diluted earnings per share would have been as follows:



                                                    Three Months Ended              Nine Months Ended
                                                      September 30,                   September 30,
                                                  ---------------------           ---------------------
                                                   1997            1996            1997            1996
                                                  -----           -----           -----           -----

     Basic and diluted earnings per share         $0.38           $0.48           $0.63           $0.66
                                                  =====           =====           =====           =====

        In June, 1997, the Financial Accounting Standards Board issued SFAS No. 130, "Reporting Comprehensive Income" and SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." SFAS No. 130 requires that all items recognized under accounting standards as components of comprehensive income, be reported in a financial statement that is displayed with the same prominence as other financial statements. SFAS No. 131 establishes standards for public business enterprises to report information about operating segments in annual financial statements. Both pronouncements are effective for years beginning after December 15, 1997. The Company intends to adopt both pronouncements beginning January 1, 1998.

ITEM 6: EXHIBITS AND REPORTS ON FORM 8-K

        (a) Exhibit 10 - Amendment No. 3 to Amended and Restated Loan and
                         Security Agreement dated as of December 20, 1996

        (b) Exhibit 27 - Financial Data Schedule (for SEC use only)







                                  SIGNATURES


      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        RIDGEVIEW, INC.



Date:  November 12, 1997                By: /s/ Walter L. Bost, Jr.
                                            -----------------------
                                            Walter L. Bost, Jr.
                                            Executive Vice President
                                               and Chief Financial Officer