Form 10-K
period 1997-12-31
RIDGEVIEW INC
filed 1998-03-31
CIK 1018891

                                    FORM 10-K
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 1997

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

                                 (828) 464-2972
              (REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE)

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
                                               Yes   X       No
                                                    ----        -----
         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K [ ].

         The aggregate market value of the Common Stock (its only voting stock) held by non-affiliates of the Company, as of March 23, 1998, was $15,438,852. (Reference is made to the final paragraph of Part I herein for a statement of the assumptions upon which the calculation is based.)

         As of March 23, 1998, there were 3,000,000 shares of the Common Stock outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

         In Part II of this report, information is incorporated by reference from the Company's Annual Report to Shareholders for the year ended December 31, 1997. In Part III of this report, information is incorporated by reference to the proxy statement for the annual meeting of shareholders to be held May 26, 1998.

                                 Ridgeview, Inc.
                               Index to Form 10-K
                      For the Year Ended December 31, 1997

                                                                                            Page
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

                                     PART I

ITEM 1 - BUSINESS

GENERAL

         The Company designs, manufactures and markets a complete range of sports, rugged outdoor and heavyweight casual socks as well as a wide variety of women's hosiery products, including tights, trouser socks, pantyhose and knee-highs. The Company believes it is one of the leading vendors of sports socks to sporting goods and active apparel stores. The Company also sells its products to department stores, discount stores and a variety of other retailers. In addition, the Company produces sports socks for sale by others under such widely-recognized brand names as adidas, ASICS, Bass, Brooks, Fila, Head Sportswear, IZOD, New Balance, Reebok and WB Sports and women's hosiery products for sale under the Liz Claiborne and Elisabeth brand names. Under license agreements, the Company produces and sells socks and women's hosiery directly to retailers under the brand names Coleman, Ellen Tracy, Evan-Picone, Picone Studio, Rockport and Woolrich. The Company estimates that between one-half and two-thirds of its net sales in the current fiscal year will be derived from sales of socks with the balance derived from sales of women's hosiery products. As of March 23, 1998, the Company had more than 3,500 customers in the United States, Europe and other parts of the world.

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

INDUSTRY OVERVIEW

         According to statistics compiled by the National Association of Hosiery Manufacturers ("NAHM"), total retail dollar volume in the United States of total hosiery, which includes all socks, women's sheer hosiery and tights, increased by approximately 13% from $6.9 billion in

1993 to $7.8 billion in 1997. During the same five-year period, total retail dollar volume of (i) socks increased by 31% from $3.5 to $4.6 billion on a 28.6% increase in retail unit volume, (ii) women's sheer hosiery decreased from $2.8 to $2.6 billion on a 15.2% decrease in retail unit volume and (iii) tights increased 13.6% from $619 million to $703 million on an 26.3% increase in retail unit volume. From 1993 to 1997, total retail dollar volume of men's and boy's sport/athletic socks (a category that includes rugged outdoor and heavyweight casual socks) increased by approximately 46% from $660 million to $963 million on a 61.1% increase in retail unit volume.

         According to preliminary statistics compiled by NAHM, in 1997 retail unit volume of socks increased 6.0%, retail unit volume of sheer hosiery declined 7.6% and retail unit volume of tights/opaques increased 7.4%. Production of socks in the United States increased 26.6% overall in 1997 with the production of boy's socks, including both sports/athletic and casual dress socks, showing the greatest increase (50.8%) among the various categories of socks. Reflecting the decline in retail unit volume, production of women's sheer hosiery decreased 10.3% in 1997. Production of tights and opaque products increased 124% overall with the largest increases being in the categories of infants and women's tights/opaques.

         As part of the current trend in the United States towards more casual dress, socks are increasingly becoming a fashion statement for style-conscious consumers. The Company believes that this trend has helped drive the growth in recent years in sales of socks. Sales of promotionally-priced, multi-pair pack sports socks have also increased significantly during the past five years and captured an increasing share of the sports sock retail dollar volume. Influenced by the same trend towards more casual dress, the market for women's hosiery is changing from its emphasis on traditional sheer pantyhose to include more durable, heavyweight products such as tights and trouser socks. Manufacturing of women's hosiery products is also becoming increasingly concentrated with approximately 30 manufacturers of sheer hosiery operating in the United States. Of that number, the 10 largest manufacturers produce approximately 75% of the women's hosiery sold in the United States.

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

         In recent years, the industry has also been, and will continue in the future to be, affected by certain trends in the retailing industry, including a trend towards consolidation of all categories of retailers into larger units having greater purchasing power. The retail sporting goods industry, for example, which was traditionally highly fragmented and comprised of relatively small sporting goods retailers, sports specific specialty shops, pro shops and departments within chain and discount stores, is being transformed by the rapid growth of large format sporting goods retailers. They include customers of the Company such as The Sports Authority, which operates more than 190 stores under that name, Jumbo Sports, which operates approximately 60 stores and Oshman's Sporting Goods, which operates, in addition to its 34 traditional sporting goods stores, a chain of 36 large format stores under the name "SuperSports USA." Similarly, smaller regional discount chains in many regions of the United States are experiencing increasing pressure from the growth of the larger national discount stores such as Wal-Mart Stores and Target. Department stores are also affected by the industry trend towards consolidation of retailers. In 1995, Federated Department Stores and Broadway Stores merged, and May Department Stores Co. and J.C. Penney separately purchased most of Woodward & Lothrop, Inc. Industry analysts expect the trend towards consolidation and bankruptcy reorganizations among retailers to continue.

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

         The logistical and other demands retailers are placing on manufacturers and the rapid technological changes that have created overcapacity in some segments of the industry have already led to some consolidation of women's hosiery manufacturers (30 at December 31, 1997 as opposed to 66 at the same date in 1990 and 86 in 1986). While, according to the NAHM, the number of manufacturers of socks in the United States increased to approximately 325 at December 31, 1997 compared with 279 at the same date in 1990, the Company expects this number to decline in the next several years. Industry analysts expect that the sock manufacturing industry will be increasingly characterized by the presence of a small number of large manufacturers, relatively few medium-sized manufacturers and a large number of small manufacturers primarily selling greige goods and finished hosiery products to the larger manufacturers.

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

                  ESTABLISHING SALES RELATIONSHIPS THROUGH CROSS-SELLING. The Company is seeking to establish relationships with certain major retailers with which the Company has not historically done business. Management believes that the Company's expanded customer base of major retailers resulting from the Seneca acquisition and the Evan-Picone women's hosiery program creates opportunities for cross-selling the Company's other products. The recent expansion of the Company's manufacturing facility in Ft. Payne, Alabama that produces multi-pair pack sports socks also positions the Company to compete effectively for sales to new customers.

                  OBTAINING ADDITIONAL LICENSING ARRANGEMENTS. The Company is seeking to license additional nationally and internationally recognized brand names to complement the Coleman, Ellen Tracy, Evan-Picone, Picone Studio, Rockport and Woolrich licensed brand names.

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

                  INCREASING INTERNATIONAL SALES. The Company plans to build on the existing customer base served by the Company's manufacturing facility in the Republic of Ireland and on the Company's base of export sales of domestically manufactured products. In 1995, the Company completed an expansion of this facility that approximately doubled its production capacity.

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

                  PRODUCING HOSIERY PRODUCTS FOR SALE UNDER BRAND NAMES. The Company produces socks for sale under its own brand names and for sale by athletic footwear companies and others under such widely-recognized brand names as adidas, ASICS, Bass, Brooks, Fila, Head Sportswear, IZOD, New Balance, Reebok and WB Sports. Under licensing arrangements, the Company produces and sells women's hosiery products directly to retailers under the Ellen Tracy, Evan-Picone and Picone Studio brand names and socks under the Coleman, Rockport and Woolrich brand names. The Company also manufactures women's hosiery products for Liz Claiborne, Inc. under its brand names. The Company believes its reputation as a producer of well-known branded products, including the Company's own branded products in the sporting goods retail industry, distinguishes the Company from many of its competitors that manufacture socks and women's hosiery for sale only under retailers' private labels.

                  INVESTING TO BECOME A LOWER-COST MANUFACTURER. In recent years the Company has made significant capital investments in manufacturing technology with the goal of becoming a lower-cost, higher-volume producer of a broad range of products. Most of these investments have been made to replace existing mechanical knitting machinery for socks with higher speed, more flexible electronic knitting machines that require less maintenance and result in significant productivity increases. The Company has also invested in sophisticated machinery that automates the finishing operations at certain of its facilities, significantly reducing the labor inputs required. The Company will continue making capital investments in manufacturing and distribution technology when appropriate to remain competitive. As of March 23, 1998, the Company had commitments to purchase 52 electronic knitting machines to expand production capacity at its sports sock operation in Ft. Payne, Alabama, reflecting its commitment to becoming a lower-cost, higher-volume producer.

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

                  MAINTAINING A LARGE AND DIVERSE CUSTOMER BASE. As of March 23, 1998, the Company had more than 3,500 customers in the United States, Europe and other parts of the world. Only one of such customers, Target, accounted for more than 10% of the Company's 1997 net sales and is expected to account for more than 10% of the Company's 1998 net sales. Management believes that maintaining a large and diverse customer base puts the Company in a stronger position to recover increased raw material and manufacturing costs through price increases than many of the Company's competitors who are dependent on a small number of major customers.

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

         "Sports specific socks," which allow a team or individual athlete to match their socks to their activity, contain extra cushioning and differ according to where the protective cushioning is placed (ball, toes, instep, heel, arch, shin), how thick the cushioning is and the materials used to construct the socks. The Company produces most of its sports specific socks for athletic footwear and apparel companies that design, contract for the manufacture of and market sports socks under such widely-recognized brand names as adidas, ASICS, Bass, Brooks, Fila, Head Sportswear, IZOD, New Balance, Reebok and WB Sports. Through its vendor relationships with these athletic footwear and apparel companies, the Company not only increases its sales but also gains access to changes in styling trends in the sporting goods industry. The Company also produces its own collection of sports specific socks, which are sold to retailers under the Company's SportSox brand name (in packaging and on displays that also bear the Ridgeview name and trademark). This collection includes socks for seven different sports, including in-line skating, tennis, cross-training, cycling and aerobics.

    The Company's "team collection" of sports specific socks is designed for sale to sporting goods dealers that outfit school and recreational athletic teams. The collection includes basketball, baseball, soccer and football socks. The baseball socks include the traditional nylon stirrup and sanitary socks worn under the stirrups as well as several styles of one piece, knitted-in stirrup socks. The soccer socks include acrylic soccer socks for recreational play and heavier, more expensive nylon socks for the serious soccer player.

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

         In June 1995, Seneca began manufacturing rugged outdoor and heavyweight casual socks under the licensed brand name Woolrich. Under the three-year license agreement with Woolrich, Inc., the Company has the right to manufacture and sell rugged outdoor and heavyweight casual socks under the Woolrich name in the United States. The Company must meet minimum annual sales thresholds that increase during the license term and pay a royalty equal to the greater of 5% of its net sales of Woolrich brand socks or the applicable minimum annual sales amount. The Company has signed a new license agreement with Woolrich, Inc., extending the term of the original license agreement until December 31, 2001. An additional three-year renewal option is available to the Company provided its performance as licensee has been satisfactory.

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

         The Company is required to make minimum guaranteed royalty payments in increasing amounts each year under the Ellen Tracy license agreement. The minimum guaranteed royalty payments are based on 7% of annual sales targets for Ellen Tracy products of $1.5, $3.0 and $5.0 million in 1994, 1995 and 1996, respectively, which were established by negotiation with no prior sales experience by the Company or a prior licensee of this Ellen Tracy hosiery program to serve as a guide. The Company's net sales of Ellen Tracy products exceeded $1.5 million in 1994. The Company's net sales of Ellen Tracy products in 1995 represented only 84% of the $3.0 million sales target for that year, and the Company did not achieve its 1996 sales target of $5.0 million, selling only $3.0 million of Ellen Tracy products. Nonetheless, in late 1996, the licensor agreed to a one-year renewal term ending December 31, 1997 for the Ellen Tracy license agreement with a minimum annual sales threshold of $5.0 million. The Company exceeded the minimum sales level in 1997 with sales of $5.3 million. As a result, Ellen Tracy, Inc. has informed the Company that a new three-year license agreement will be awarded to the Company, however, as of March 23, 1998, no formal agreement had been signed. The Company is continuing to manufacture and sell products under the Ellen Tracy brand name.

         On May 28, 1996, the Company negotiated a license to manufacture and sell women's sheer hosiery and medium-weight tights under the Evan-Picone brand name, a widely-recognized and established brand of women's hosiery. The initial term of the license agreement ends December 31, 1999, but the license is renewable at the Company's option for another three years, provided the Company has satisfied the minimum annual sales threshold of

$14.0 million for the twelve-month period ending June 30, 1999. The Company is required to pay royalties equal to 5% of net sales of Evan-Picone products (3% of net sales of excess inventory and close-out sales). In addition, the Company must spend 2% of annual net sales of Evan-Picone products on advertising. The Company is required to make minimum guaranteed royalty payments during the term of the agreement in increasing amounts in each annual period of the license term, which was $450,000 for the 18-month period commencing July 1, 1996 through December 31, 1997, and will increase to $750,000 in the sixth annual period of the license agreement. The license also requires the Company to use its best efforts to sell and promote Evan-Picone women's hosiery and provides that the Company shall be deemed to be not using its best efforts if the Company's net sales fail to exceed certain specified amounts during each annual period of the license term. The specified amount of net sales of Evan-Picone products that must be achieved was $9.5 million for 18-month period commencing July 1, 1996 through December 31, 1997, and increases in each annual period thereafter with net sales requirements of $14.0 and $20.0 million in the third and sixth annual periods, respectively. The Company satisfactorily achieved the minimum sales level for the first annual period. In the event the Company fails to meet the specified amount of net sales in any annual period, the licensor has the right to terminate the agreement. The licensor may also terminate the agreement in certain other events, including a change of control of the Company, the Company's failure to make payments due under the agreement, abandonment of the trademark or the granting of a lien or encumbrance on Evan-Picone products.

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

                                                          SELECTED                                       PERCENTAGE
                                            PRICING         BRAND        DISTRIBUTION       MAJOR          OF 1997
 PRODUCT CATEGORY    GENERAL DESCRIPTION    APPROACH        NAMES        CHANNELS USED    CUSTOMERS        REVENUE
-----------------    -------------------    --------      --------       -------------   ----------      -----------

SOCKS

Sports specific      Functional, high      Moderate    adidas,          Sporting goods   The Sports            22.6%
                     quality socks with                Reebok, Fila,    stores,          Authority, Jumbo
                     extra cushioning                  Converse,        athletic         Sports, Champs,
                     that allow an                     IZOD, Head,      footwear         Oshman's
                     individual to match               ASICS,           stores,          SuperSports USA,
                     socks to a                        Ridgeview, Pro   athletic         J.C. Penney,
                     particular sport                  AM               footwear and     Reebok, Fila
                     activity                                           apparel
                                                                        manufacturers

Sports promotional   Lightweight, basic    Value       SportSox,        Sporting goods   The Sports            21.5%
                     cushion socks for a               GAMEsocks, WB    stores,          Authority, Jumbo
                     variety of uses                   Sports           athletic         Sports, Champs,
                                                                        footwear         Oshman's,
                                                                        stores, mass     SuperSports USA,
                                                                        market and       Wal-Mart
                                                                        discount stores

Rugged outdoor and   Heavyweight socks     Moderate    Woolrich,        Mass market      Kmart, J.C.           16.3%
heavyweight casual   with true rib         to Premium  Oyster Bay,      and discount     Penney, The Gap,
                     construction made                 Winchester,      stores,          Lands' End,
                     with wool and                     Seneca           outdoor          Eddie Bauer, WIX
                     cotton blends for                                  specialty        Corporation,
                     hiking, skiing,                                    stores,          Wal-Mart
                     hunting and other                                  department       Stores,  Target
                     active outdoor uses                                stores, mail
                                                                        order
                                                                        retailers,
                                                                        sporting goods
                                                                        stores

Active sport         Cushion-engineered    Premium     LINEOne          Sporting goods   The Sports            2.3%
                     socks with fiber                                   stores,          Authority, Jumbo
                     and construction                                   athletic         Sports, Champs,
                     elements intended                                  footwear         Oshman's
                     to provide high                                    stores,          SuperSports USA,
                     performance                                        athletic         J.C. Penney
                     features for the                                   footwear and
                     serious athlete                                    apparel
                                                                        manufacturers
WOMEN'S HOSIERY

Tights and trouser
socks                Opaque, durable       Moderate    Ellen Tracy,     Department       Target, J.C.          20.4%
                     pantyhose and         to Premium  Liz Claiborne    stores, mass     Penney,
                     trouser socks made                                 market and       Mercantile,
                     with heavy-weight                                  discount         Dillard's,
                     nylon yarns and                                    stores,          Federated
                     with spandex in                                    women's          (Macy's,
                     either half or all                                 fashions         Rich's), Neiman
                     of the knitted                                     specialty        Marcus,
                     courses                                            stores           Parisian,
                                                                                         Nordstrom


Sheer pantyhose      Basic ladies          Value to    Ellen Tracy,     Mass market,     Target, J.C.          15.6%
and knee-highs       pantyhose and         Premium     Liz Claiborne,   discount and     Penney,
                     knee-highs made                   Evan-Picone,     department       Mercantile,
                     with lightweight                  Picone Studio    stores           Dillard's,
                     nylon yarns and                                                     Federated
                     nylon/spandex yarns                                                 (Macy's,
                     for everyday and                                                    Rich's), Neiman
                     special uses                                                        Marcus,
                                                                                         Parisian,
                                                                                         Nordstrom

         Sports, Rugged Outdoor and Heavyweight Casual Socks

         The Company believes it is one of the leading vendors of sports socks to sporting goods and active apparel stores. The Company also sells its own and licensed brand name socks to athletic footwear stores, sporting goods dealers, department stores and mass merchandisers throughout the United States and Canada. Among the Company's leading customers for its own sports sock brands are Just for Feet, The Sports Authority, Oshman's Sporting Goods and Jumbo Sports. Among the Company's leading customers for its rugged outdoor and heavyweight casual socks, most of which are sold under various retailers' private labels, are Kmart, J.C. Penney and The Gap.

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

         Approximately 50% of the Company's sock sales in 1997 were made by a nationwide network of more than 55 independent sales representatives, most of whom specialize in sporting goods and athletic apparel, who earn commissions on sales of the Company's products. The Company has an internal sales force of seven employees located at the Company's headquarters. Two of these sales employees work exclusively with large athletic footwear and apparel companies for which the Company serves as a manufacturing source and major private label accounts. Sales of sports socks manufactured at the Company's facility in the Republic of Ireland, which are sold primarily to Adidas AG and Reebok International Ltd. for distribution by them to retail outlets in Europe, are handled by a small group of employees located at that facility.

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

         International Sales and Marketing of Socks

         In 1997, approximately 14% of the Company's sock sales were attributable to sales to customers located outside of the United States. Among the principal countries to which the Company exports socks are the United Kingdom, France, Japan, Singapore and Finland. All of the production at the Company's manufacturing facility in the Republic of Ireland is sold in Europe. To accommodate growth from the new adidas sports sock manufacturing program, the Company completed a major expansion of this facility in 1995.

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

         In July 1996, the Company began selling the line of Evan-Picone women's hosiery products, which is distributed through more than 200 department and specialty stores in over 1,500 locations throughout the United States and Canada. Principal customers for the Evan-Picone product line include The TJX Companies, Inc, which includes T.J. Maxx and Marshalls, May Department Stores Co., Dillard's, J.C. Penney and Federated Department Stores. The Company began selling Evan-Picone products through a nationwide network of sales representatives, most of whom sold Evan-Picone products for the company that previously held the license for the Evan-Picone women's hosiery program. On January 1, 1997, this group of sales representatives became part of the Company's internal sales force.

         In 1997, the Company contracted with a marketing, advertising and public relations firm to develop a series of marketing initiatives aimed at positioning Evan-Picone as a significant competitor in the sheer hosiery marketplace. The initiatives, which include comprehensive consumer focus group studies, new point of sale materials, design and creation of new Evan-Picone packaging and direct mail to consumers, will continue into 1998, and will transform the current line of Evan-Picone products into a newly, redesigned line.

         With the addition of the sales representatives from the Evan-Picone women's hosiery program, the Company's internal sales force for women's hosiery products has grown to 11 employees. This reorganized sales force is now responsible for the private label, Ellen Tracy and Evan-Picone hosiery business. Senior management is actively involved in selling to major accounts and participates during market weeks and at other times in presentations to department stores and specialty retailing customers.

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

         In both its private label and branded business, the Company engages in cooperative advertising with major retail accounts, whereby the Company pays a percentage of the cost of advertising and promotional expenses. In most instances, the percentage of the Company's contribution to the retailer's advertising budget is related to the volume of the Company's sales to the retail account. From time to time, the Company's major yarn suppliers also contribute to the cost of such cooperative advertising and promotions. The Company is required to devote 3% of its Ellen Tracy sales to advertising. In 1997, approximately one-half of that amount was used for cooperative advertising with retail accounts, and the remainder was paid to Ellen Tracy, Inc. to support general advertising of the Ellen Tracy brand name in fashion magazines and other national media.

         The Company intends to expand its private label women's hosiery business, sales of which have increased in each of the last three years, by augmenting sales under private label programs with existing customers, improving customer service and pursuing additional private label program business with major retailers. With the completion of the installation of 84 new knitting machines in 1997, together with the investments in technology recently made to strengthen women's hosiery manufacturing and the ability to contract with other manufacturers for finished product when necessary, the Company will have the capability to expand sales of its private label business without making significant additional capital expenditures. The Company intends to expand the sales of Ellen Tracy and Evan-Picone women's hosiery by adding to the existing styles offered, increasing its sales and marketing effort and continuing major product development.

MANUFACTURING

         The chart set forth below provides an overview of the Company's manufacturing facilities by geographic location:


                                 Number of
                                 Knitting
                       Number    Machines                                                     Approximate
                         of      Installed                                                    Output per
                      Knitting   in Last        Year      Approximate                           Week in    Approximate
Location              Machines   Three       Operations      Square                            Dozens of    Number of
of Facility                      Years        Commenced     Footage     Product Categories      Pairs      Employees
-----------           -------    ----------   ---------   -----------   ------------------    -----------  ---------
Newton, NC                90         90         1912       100,000      Tights, trouser         18,000         275
(women's hosiery)                                                       socks, pantyhose
                                                                        and knee-highs
Newton, NC                58         58         1976        70,000      Complete range of       15,000         210
(sports socks)                                                          sports specific
                                                                        socks
Tralee, Republic of       80         50         1986        45,000      Complete range of       15,000         115
Ireland                                                                 sports specific
                                                                        socks
Ft. Payne, AL             76         76         1992        72,000      Complete range of       35,000         185
                                                                        sports promotional
                                                                        socks
Seneca Falls, NY         141         32         1954       180,000      Complete range of       12,000         205
                         ---         --                    -------      rugged outdoor and      ------         ---
                                                                        heavyweight casual
                                                                        socks
Total                    445        306                    467,000                              95,000         990
                         ===        ===                   ========                              ======         ===

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

         The Company manufactures socks at all of its facilities. At its facility located in Newton, North Carolina, the Company has 58 knitting machines, all of which are electronic. In its facility located in Ft. Payne, Alabama, where all of the Company's promotionally-priced, multi-pair pack lightweight cushion socks are made, the Company has 76 electronic knitting machines. At its facility located in the Republic of Ireland, where the Company makes sports specific socks primarily for sale to major athletic footwear and apparel companies, the Company has 80 knitting machines, 50 of which were installed in the last three years. At its facility located in Seneca Falls, New York where the Company produces all of its rugged outdoor and heavyweight casual socks, the Company has 141 "double cylinder" knitting machines, most of which are mechanical machines.

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

         The Company manufactures women's hosiery products at its facility in Newton, North Carolina, where the Company has 90 new electronic knitting machines, automated assembly equipment and static dyeing machines. Eleven of the Company's machines are electronic, CAD/CAM-driven and allow the Company to vary its manufacturing runs to adjust quickly to changing patterns in demand without traditional high changeover or retooling costs. The Evan-Picone hosiery program and certain other women's hosiery products are outsourced to other manufacturers. In 1997, the Company completed the installation of 84 electronic knitting machines for its women's hosiery division to replace the existing mechanical machines currently in use. These new electronic knitting machines produce hosiery at a faster rate and reduce change-over and retooling costs, as well as provide higher efficiency levels, significantly improve product quality, reduce "fallout" and enhance product development through product sophistication and diversity. The Company generally operates its women's hosiery-knitting machinery 24 hours a day, five days a week. The finishing of women's hosiery which, includes toe closing, fabricating, boarding and packaging, is generally accomplished by one shift of labor working five days a week. Overtime work is scheduled when necessary to respond to increased product demand. The Company recently purchased new assembly and packaging machinery, which by automating several of the steps in the finishing process, has reduced the Company's labor requirements for this traditionally labor intensive part of the manufacturing process.

         For its electronic CAD/CAM-driven knitting machinery, the Company is able to maintain a computer library of hosiery patterns and texture designs that can be electronically transmitted to the knitting machines. When the appropriate yarns have been installed to feed into them, these machines will automatically adjust to knit hosiery conforming to the new pattern and texture design. The Company has a small in-house product development staff which includes two experienced fashion designers that develop original designs on the Company's CAD/CAM system.

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

         For some time, the Company has been planning to construct a distribution center at its manufacturing facility in Newton, North Carolina. Management has postponed the construction of this new facility, however, until the Company has successfully completed the implementation of its enterprise wide management information system, which is currently underway. When completed, this new system will incorporate sophisticated inventory control and order fulfillment technology and become an integral component of the Company's Quick Response inventory system. The construction of a distribution center, which management expects to occur in the next two to four years, will become the focal point of the Company's Quick Response inventory system. While the Company will need to continue making significant capital investments in new information technology to maintain and strengthen its Quick Response system in response to major retailers' increasingly sophisticated EDI expectations, the Company believes the system it is currently implementing will be adequate for its current and future business needs.

MAJOR CUSTOMERS

         In 1997, sales of women's hosiery products and socks to Target accounted for approximately 13% of the Company's total net sales. During such year, no other single customer accounted for more than 10% of the Company's consolidated net sales. The Company's business relationship with Target began more than 20 years ago when Target had less than 100 stores. As the number of stores operated by Target has increased to over 700, the Company's sales to this customer have increased commensurately. The Company's five largest women's hosiery customers, including Target, accounted for greater than 75% of the Company's total women's hosiery business in 1997. During the same year, the Company's five largest sock customers accounted for approximately 30% of the Company's sock business.

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

BACKLOG

         As a result of the seasonality of certain products, the Company accumulates a temporary backlog of orders primarily during the summer and early fall months. At March 1, 1998, the Company's order book reflected unfilled customer orders for approximately $9.0 million of products as compared to $7.2 million at the same date in the prior year. Order book data at any given date is also materially affected by the timing of recording orders and of shipments, as well as the status of major private label programs. Recently, certain large customers who formerly placed firm orders with the Company began instead providing projections of their demand for the Company's products and transmitting smaller firm orders on a more frequent basis. Accordingly, order book data should not be taken as indicative of eventual actual shipments or net sales, or as providing meaningful period-to-period comparisons. Excluding those products which are seasonal in nature and major private label programs, the Company receives orders fairly evenly throughout the year and generally ships within three to thirty days after receipt of a customer's order.

COMPETITION

         The sock manufacturing segment of the hosiery industry is highly fragmented and competitive. According to the NAHM, at December 31, 1997 there were approximately 325 companies manufacturing socks in the United States. The Company is subject to competition from a number of these companies that manufacture and sell a complete range of sports socks or, in many cases, specific categories of sports socks, such as active sports socks, that are competitive with one or more of the Company's products. The Company believes that it is one of the leading vendors of sports socks to sporting goods and active apparel stores. The number of competitors in the manufacture and sale of rugged outdoor and heavyweight casual socks is considerably smaller because the number of "double cylinder" knitting machines required to make these socks is limited.

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

EXECUTIVE OFFICERS OF THE REGISTRANT

         The following table sets forth certain information regarding the executive officers of the Company.


           Name                             Age        Position
           ----                             ---        --------
           Albert C. Gaither                 66        Chairman and Director
           Hugh R. Gaither                   47        President, Chief Executive Officer
                                                       and Director
           William D. Durrant                60        Executive Vice President and Director
           Walter L. Bost, Jr.               43        Executive Vice President and Chief
                                                       Financial Officer
           Barry F. Tartarkin                43        Executive Vice President - Sales and
                                                       Marketing
           M. Ander Horne                    46        Vice President - Sales and Marketing - Socks
           Joseph G. Royall                  37        Vice President - Operations


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

EMPLOYEES

         As of March 1, 1998, the Company employed approximately 990 persons, 177 of whom, employed at Seneca, were covered by a collective bargaining agreement with the Union of Needletrades, Industrial and Textile Employees ("UNITE"). The employees at the Company's facility in the Republic of Ireland are not covered by a collective bargaining agreement, but the Company does recognize Services Industrial Professional Technical Union as their representative. The Company's current collective bargaining agreement covering wages and benefits for its employees at Seneca expires March 31, 1998, and the Company is currently negotiating the terms of a new multi-year agreement. None of the Company's employees represented by a union has engaged in any kind of work stoppage in the last ten years. The Company considers its relationships with its employees to be good.

         At its manufacturing facility in Newton, North Carolina, the Company operates a day care center for the benefit of its employees with space for 75 children. The operating costs of the center that are not covered by payments made by employees using the center, grants received or funds from other sources are paid by the Company. Approximately 75% of the Company's hourly employees at this facility are female. For the past two years, Working Mother magazine has named the Company to the magazine's annual list of "100 Best Companies for Working Mothers," citing the availability of this day care center and the Company's other family-friendly policies for its employees. Management believes these policies foster employee morale and loyalty, help the Company attract and retain talented people and contribute to a stable and productive work force.

ITEM 2 - PROPERTIES


         The Company's corporate offices, all of its women's hosiery and a significant portion of its sports sock manufacturing operations are located in Newton, North Carolina in five Company-owned buildings containing approximately 170,000 square feet of space. The Company is currently examining the logistical and physical requirements necessary for the construction of a distribution facility on property the Company currently owns, which should be completed in the next two to four years. As part of this process, the Company will give consideration to either constructing a new facility or purchasing an existing facility that meets the Company's distribution needs. The Company's facilities in Newton also include a 4,000 square foot building housing a Company-sponsored child care center.

         The Company owns an approximately 60,000 square foot sock finishing and shipping facility and leases on a month-to-month basis an approximately 24,000 square foot sock knitting and sewing facility in Ft. Payne, Alabama. The Company also owns a manufacturing facility located in Tralee, Republic of Ireland. With the assistance of a grant from the Irish Development Authority equal to approximately one-third of the total capital investment required, the Company expanded the size of this facility in 1995 to approximately 45,000 square feet. The Company also owns an approximately 100,000 square foot, three-story building at Seneca that houses the knitting, sewing and finishing operations for the Company's production of rugged outdoor and heavyweight casual socks. The Company owns a nearby 80,000 square foot building on 37 acres of land that serves as a warehouse and distribution center for Seneca.

ITEM 3 - LEGAL PROCEEDINGS

         None.

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None.

                                  * * * * * * *

         For the purposes of calculating the aggregate market value of the shares of Common Stock held by non-affiliates, as shown on the cover page of this report, the Company has assumed that all outstanding shares are held by non-affiliates except for shares outstanding that are beneficially owned by directors or executive officers of the Company. However, this should not be deemed to constitute an admission that all directors and executive officers of the Company are, in fact, affiliates of the Company, or that there are not other persons who may be deemed to be affiliates of the Company. Further information concerning shareholdings of directors, executive officers and principal shareholders is included in the Company's proxy statement for the annual meeting of shareholders to be held May 26, 1998. The Company will file its proxy statement with the Securities and Exchange Commission not later than April 30, 1998.




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

                                                          Price Range
                                              --------------------------------
                                                       High              Low
                                                       ----              ---
                          1996
                          ----
                    Fourth Quarter                    $8.250           $7.125
                    (from November 1, 1996)

                          1997
                          ----
                    First Quarter                     $8.000           $6.625
                    Second Quarter                    $7.875           $6.500
                    Third Quarter                     $8.375           $7.000
                    Fourth Quarter                    $8.000           $5.750

(b)      Holders

         As of March 23, 1998, there were 114 holders of record of the Company's Common Stock and 900 persons or entities holding in nominee name.

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

ITEM 6 - SELECTED FINANCIAL DATA

         The information required to be furnished in response to this item appears in and is incorporated by reference from the Company's 1997 Annual Report to Shareholders. Relevant portions of the Company's 1997 Annual Report to Shareholders have been filed as Exhibit 13.1 to this report.

ITEM 7 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

         The information required to be furnished in response to this item appears in and is incorporated by reference from the Company's 1997 Annual Report to Shareholders. Relevant portions of the Company's 1997 Annual Report to Shareholders have been filed as Exhibit 13.1 to this report.

ITEM 8 - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         The information required to be furnished in response to this item appears in and is incorporated by reference from the Company's 1997 Annual Report to Shareholders. Relevant portions of the Company's 1997 Annual Report to Shareholders have been filed as Exhibit 13.1 to this report.

ITEM 9 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS OR ACCOUNTING AND FINANCIAL DISCLOSURE

         None.

                                    PART III

ITEM 10 - DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         The information required to be furnished in response to this item with respect to directors appears under the heading "Election of Directors" in the Company's proxy statement for the annual meeting of shareholders to be held May 26, 1998, which information is incorporated by reference. The Company will file its proxy statement with the Securities and Exchange Commission not later than April 30, 1998. Information relating to the Company's executive officers is contained in Part I of this report under the heading "Executive Officers of the Registrant."

ITEM 11 - EXECUTIVE COMPENSATION

         The information required to be furnished in response to this item appears under the heading "Election of Directors" in the Company's proxy statement for the annual meeting of shareholders to be held May 26, 1998, which information is incorporated by reference. The Company will file its proxy statement with the Securities and Exchange Commission not later than April 30, 1998.

ITEM 12 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The information required to be furnished in response to this item appears under the heading "Security Ownership of Certain Beneficial Owners and Management" in the Company's proxy statement for the annual meeting of shareholders to be held May 26, 1998, which information is incorporated by reference. The Company will file its proxy statement with the Securities and Exchange Commission not later than April 30, 1998.

ITEM 13 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         The information required to be furnished in response to this item appears under the heading "Election of Directors" in the Company's proxy statement for the annual meeting of shareholders to be held May 26, 1998, which information is incorporated by reference. The Company will file its proxy statement with the Securities and Exchange Commission not later than April 30, 1998.

                                     PART IV

ITEM 14 - EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)(1) The Company has included the following Consolidated Financial Statements with this 10-K Report:


- Consolidated Statements of Income -- For the Years Ended December 31, 1995, 1996 and 1997 are incorporated by reference from the Company's 1997 Annual Report to Shareholders. Relevant portions of the Company's 1997 Annual Report to Shareholders have been filed as Exhibit 13.1 to this report.

- Consolidated Balance Sheets at December 31, 1996 and 1997 are incorporated by reference from the Company's 1997 Annual Report to Shareholders. Relevant portions of the Company's 1997 Annual Report to Shareholders have been filed as Exhibit 13.1 to this report.-

- Consolidated Statements of Shareholders' Equity -- For the Years Ended December 31, 1995, 1996 and 1997 are incorporated by reference from the Company's 1997 Annual Report to Shareholders. Relevant portions of the Company's 1997 Annual Report to Shareholders have been filed as Exhibit
     13.1 to this report.

- Consolidated Statements of Cash Flows -- For the Years Ended December 31, 1995, 1996 and 1997 are incorporated by reference from the Company's 1997 Annual Report to Shareholders. Relevant portions of the Company's 1997 Annual Report to Shareholders have been filed as Exhibit 13.1 to this report.

- Notes to Consolidated Financial Statements -- For the Years Ended December 31, 1995, 1996 and 1997 are incorporated by reference from the Company's 1997 Annual Report to Shareholders. Relevant portions of the Company's 1997 Annual Report to Shareholders have been filed as Exhibit
     13.1 to this report.

(a)(2) The Company has included the following Consolidated Financial Statement schedules with this 10-K Report:

- Report of independent certified public accountants on Supplemental Schedule filed as Exhibit 23.1 to this report

-    Schedule II - Valuation and Qualifying Accounts

         We have omitted all other schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission because they are either not required under the related instructions or are inapplicable.

(b)      Reports on Form 8-K

                  None.

(c)      Exhibits

------------------------------------------
           Previously Filed and
          Incorporated Herein by
                Reference
------------------------------------------




              Document With Which Exhibit      As
Exhibit                Was                   Exhibit
   No.              Previously Filed           No.                          Exhibit Description
-------       ---------------------------    --------                       -------------------
   3.1                    (1)                  3.1     Articles of Incorporation of Ridgeview, Inc., as amended and restated.
   3.2                    (1)                  3.2     Bylaws of Ridgeview, Inc., as amended and restated.
   4.1                    (1)                  4.1     Form of Common Stock Certificate.
  10.1                    (1)                 10.1     License Agreement dated as of January 1, 1994 by and between
                                                       Ellen Tracy, Inc. and Company
  10.1(a)                 (2)                 10.1(a)  Form of letter dated October 22, 1996 from Ellen Tracy, Inc.
                                                       extending license agreement until December 31, 1997
  10.1(b)                                              Form of letter dated February 27, 1998 from Ellen Tracy, Inc.
                                                       extending license agreement through December 31, 2000.
  10.2                    (1)                 10.2     License Agreement dated May 28, 1996 between Jones
                                                       Investment Co., Inc. and Ridgeview, Inc.
  10.3                    (2)                 10.3     Amended and Restated Loan and Security  Agreement (Term Loan
                                                       and Revolving  Loan) dated as of December 20, 1996 by and
                                                       among Ridgeview, Inc. Seneca Knitting Mills Corporation,
                                                       Interknit, Inc. and NationsBank, N.A. (South).
  10.4                    (2)                 10.4     First Amendment to Amended and Restated Loan and Security
                                                       Agreement (Term Loan and Revolving Loan) dated as of January
                                                       31, 1997 by and among Ridgeview, Inc., Seneca Knitting Mills
                                                       Corporation, Interknit, Inc. and NationsBank, N.A. (South)



10.5                      (2)                 10.5     Second Amendment to Amended and  Restated Loan and Security
                                                       agreement (Term Loan and Revolving  Loan) dated March 13,
                                                       1997, by and among Ridgeview, Inc., Seneca Knitting Mills
                                                       Corporation, Interknit, Inc. and NationsBank N.A. (South)
10.6                      (3)                          Third Amendment to Amended and Restated Loan and Security
                                                       Agreement (Term Loan and Revolving Loan) dated July 31, 1997, by and among Ridgeview, Inc., Seneca Knitting Mills Corporation and NationsBank, N.A.
10.7                                                   Fourth Amendment to Amended and Restated Loan and Security
                                                       Agreement (Term Loan and Revolving Loan) dated March 13, 1998, by and among Ridgeview, Inc., Seneca Knitting Mills Corporation and NationsBank, N.A.
10.8                      (1)                 10.11    Form of Loan and Security Agreement for outstanding loans
                                                       from MetLife Capital Corporation to Interknit, Inc.
10.9                      (1)                 10.12    Mortgage and Security Agreement dated June 28, 1995 between
                                                       Ridgeview, Inc. and NationsBank of Georgia, N.A.
10.10                     (1)                 10.13    Deed of Trust and Security Agreement (Term Loans) dated as of January  10, 1995, by and among Ridgeview, Inc.,
                                                       Christopher C. Kupec and NationsBank of Georgia, N.A.
10.11                     (1)                 10.14    Deed of Trust and Security Agreement (Revolving Loans) dated as of January  10, 1995, by and among Ridgeview, Inc.,
                                                       Christopher C. Kupec and NationsBank of Georgia, N.A.
10.12                     (1)                 10.15    First Amendment to Deed of Trust and Security Agreement
                                                       (Revolving Loans) dated as of June 11, 1996 by and among
                                                       Ridgeview,  Inc., Christopher C. Kupec and NationsBank, N.A.
                                                       (South).
10.13                     (1)                 10.16    Security Agreement dated as of June 28, 1995 by and between
                                                       Seneca Knitting Mills Corporation and NationsBank of
                                                       Georgia, N.A.
10.14                     (1)                 10.17    Agreement for Sale of Capital Stock dated April 27,  1995, between George G. Souhan, Susan C. Souhan, Geb F. Souhan,
                                                       Elizabeth M. Souhan and Timothy J.J. Souhan and Ridgeview,
                                                       Inc.
10.15                     (1)                 10.18    Agreement for Sale of Stock Amendment No. 1 dated June 28,
                                                       1995, between George G. Souhan, Susan C. Souhan, Geb F.
                                                       Souhan,  Elizabeth  M.  Souhan and  Timothy  J.J.  Souhan and
                                                       Ridgeview, Inc.
10.16                     (1)                 10.19    Salary Continuation Agreement dated March 1, 1983 by and
                                                       between Ridgeview Mills, Inc. and Albert C. Gaither.*
10.17                     (1)                 10.20    Salary Continuation Agreement dated March 1,  1983 by and
                                                       between Ridgeview, Mills, Inc. and Hugh R. Gaither.*
10.18                     (1)                 10.21    First Amendment to Salary Continuation Agreement by and
                                                       between Ridgeview, Inc. and Hugh R. Gaither dated June 8,
                                                       1992.*

10.19                     (1)                 10.22    Salary Continuation Agreement dated March 1, 1983 by and
                                                       between Ridgeview Mills, Inc. and William D. Durrant.*
10.20                     (1)                 10.23    First Amendment to Salary Continuation Agreement by and
                                                       between Ridgeview, Inc. and William D. Durrant dated June 8,
                                                       1992.*
10.21                     (1)                 10.24    Salary Continuation Agreement dated June 8, 1992 by and
                                                       between Ridgeview, Inc. and Susan Gaither Jones.*
10.22                     (1)                 10.25    Salary Continuation Agreement dated July  1,  1996 by and
                                                       between Ridgeview, Inc. and Walter L. Bost, Jr.*
10.23                     (1)                 10.26    Split Dollar Life Insurance Agreement dated January 1, 1992 between Ridgeview, Inc. and Albert C. Gaither.*
10.24                     (1)                 10.27    Ridgeview, Inc. 1995 Omnibus Stock Option Plan as amended
                                                       and restated.*
10.25                     (1)                 10.28    Description of Incentive Bonus Arrangement for Named
                                                       Executive Officers.*
10.26                     (1)                 10.29    Ridgeview, Inc. Stock Option Plan for Outside Directors.*
10.27                     (2)                 10.25    First Modification to Mortgage and Security  Agreement dated
                                                       December 20, 1996 between  Ridgeview, Inc. and NationsBank,
                                                       N.A. (South)
10.28                     (2)                 10.26    First Modification to Mortgage and Security Agreement dated
                                                       December 20, 1996 between GPM Corporation and NationsBank,
                                                       N.A. (South)
10.29                     (2)                 10.27    Amended, Restated and Consolidated First Assignment of
                                                       Lessee's Interest in Lease dated December 20, 1996 by
                                                       Ridgeview, Inc. and NationsBank, N.A. (South)
10.30                     (2)                 10.28    Amended, Restated and Consolidated Deed of Trust and
                                                       Security Agreement dated December 20, 1996, by and among
                                                       Ridgeview, Inc., John B. Miller, Jr. And NationsBank, N.A.
                                                       (South)
13.1                                                   The portions of the Company's 1996 Annual Report to
                                                       Shareholders that have been  incorporated  by reference into the Company's Annual Report on Form 10-K.
21                                                     Subsidiaries of Ridgeview, Inc.
23                                                     Consent of BDO Seidman, LLP, independent certified public accountants.
27                                                     Financial Data Schedule (included in the EDGAR filing only.)

-----------------------------------------------------------------------------------------------------------------------

* Management contract or compensatory plan or arrangement required to be filed as an exhibit to this report pursuant to Item 14(c) of Form 10-K.

(1)   Registration Statement on Form S-1, file No. 333-11111 filed August 30,
      1996.

(2)   Annual Report on Form 10-K, file No. 0-21469 filed March 31, 1997.

(3)   Quarterly Report on Form 10-Q, file No. 0-21469 filed November 13, 1997.

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       RIDGEVIEW, INC.


                                       By: /s/ Hugh R. Gaither
                                           ------------------------------------
                                           Hugh R. Gaither, President and
                                           Chief Executive Officer


         Pursuant to the requirements of the Securities Exchange Act of 1934, the following persons signed this report in the capacities indicated on the 27th day of March, 1998.


SIGNATURE                                                     TITLE
---------                                                     -----
/s/ Hugh R. Gaither                                   President, Chief Executive
----------------------------------                    Officer and Director
Hugh R. Gaither                                       (Principal Executive Officer)

/s/ Albert C. Gaither                                 Chairman and Director
----------------------------------
Albert C. Gaither

/s/ Walter L. Bost, Jr.                               Executive Vice President and
----------------------------------                    Chief Financial Officer
Walter L. Bost, Jr.

/s/ P. Douglas Yoder                                  Corporate Controller\
----------------------------------                    (Principal Accounting Officer)
P. Douglas Yoder

/s/ William D. Durrant                                Executive Vice President and Director
----------------------------------
William D. Durrant

/s/ Susan Gaither Jones                               Vice President and Director
----------------------------------
Susan Gaither Jones

/s/ J. Michael Gaither                                Director
----------------------------------
J.    Michael Gaither

/s/ Claude S. Abernethy, Jr.                          Director
----------------------------------
Claude S. Abernethy, Jr.

/s/ George Watts Carr, III                            Director
----------------------------------
George Watts Carr, III


/s/ Joseph D. Hicks                                   Director
----------------------------------
Joseph D. Hicks

/s/ Charles M. Snipes                                 Director
----------------------------------
Charles M. Snipes