Form 10-Q
period 1998-03-31
RIDGEVIEW INC
filed 1998-05-15
CIK 1018891

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549


                                    FORM 10-Q


           [x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 1998

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

                                 [x] Yes [ ] No


      As of May 12, 1998, the registrant had 3,000,000 shares of common stock, $.01 par value per share, outstanding.

PART I - FINANCIAL INFORMATION

ITEM 1: FINANCIAL STATEMENTS


                        RIDGEVIEW, INC. AND SUBSIDIARIES

                      Condensed Consolidated Balance Sheets



                                                            MARCH 31,       DECEMBER 31,
                                                              1998              1997
                                                           -----------      -----------
                                                           (Unaudited)       (Audited)
ASSETS

CURRENT ASSETS
     Cash                                                  $   237,873      $   481,674
     Accounts receivable (less allowance for doubtful
          accounts of $693,017 and $605,289)                15,504,046       15,720,033
     Inventories                                            25,678,807       23,315,890
     Refundable income taxes                                   134,369          164,539
     Prepaid expenses                                          708,412          350,388
                                                           -----------      -----------

     Total current assets                                  $42,263,507      $40,032,524

PROPERTY, PLANT AND EQUIPMENT, less
     accumulated depreciation                               12,822,660       11,414,153

OTHER ASSETS                                                 2,221,496        1,628,626

EXCESS OF COST OVER FAIR VALUE OF NET
     ASSETS ACQUIRED, less accumulated
     amortization                                            1,571,515        1,603,465
                                                           -----------      -----------

     Total assets                                          $58,879,178      $54,678,768
                                                           ===========      ===========




                            See accompanying notes to
                  condensed consolidated financial statements.

                        RIDGEVIEW, INC. AND SUBSIDIARIES

                      Condensed Consolidated Balance Sheets



                                                             MARCH 31,        DECEMBER 31,
                                                               1998               1997
                                                           ------------       ------------
                                                            (Unaudited)          (Audited)
LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
     Short-term borrowings                                 $  1,123,469       $  1,464,333
     Accounts payable                                         6,520,005          5,612,009
     Accrued expenses and other liabilities                   1,430,705          1,544,844
     Deferred income taxes                                      187,800            296,668
     Current portion of long-term debt                        1,424,107          1,299,523
     Current portion of deferred compensation                   221,611            211,845
                                                           ------------       ------------

     Total current liabilities                             $ 10,907,697       $ 10,429,222

LONG-TERM DEBT, less current portion (Note 4)                23,983,731         20,265,823
DEFERRED COMPENSATION, less current portion                   1,569,317          1,520,972
DEFERRED CREDIT                                                 731,222            788,550
DEFERRED INCOME TAXES                                           610,026            525,411
                                                           ------------       ------------

     Total liabilities                                     $ 37,801,993       $ 33,529,978
                                                           ------------       ------------

SHAREHOLDERS' EQUITY (Note 5)
     Common stock - authorized 20,000,000 shares of
          $.01 par value; issued and outstanding
          3,000,000 shares                                 $     30,000       $     30,000
     Additional paid-in capital                              10,650,018         10,650,018
     Retained earnings, including amounts reserved of
          $811,920 and $854,367                              10,755,605         10,688,318
     Accumulated other comprehensive income (Note 6)           (358,438)          (219,546)
                                                           ------------       ------------

     Total shareholders' equity                            $ 21,077,185       $ 21,148,790
                                                           ------------       ------------

     Total liabilities and shareholders' equity            $ 58,879,178       $ 54,678,768
                                                           ============       ============




                            See accompanying notes to
                  condensed consolidated financial statements.

                        RIDGEVIEW, INC. AND SUBSIDIARIES

                   Condensed Consolidated Statements of Income
                                   (Unaudited)



                                                 THREE MONTHS ENDED
                                                      MARCH 31,
                                              1997               1998
                                          ------------       ------------

NET SALES                                 $ 19,542,743       $ 20,338,426

COST OF SALES                               15,129,872         16,191,986
                                          ------------       ------------

GROSS PROFIT                              $  4,412,871       $  4,146,440

SELLING, GENERAL AND
     ADMINISTRATIVE EXPENSES                 3,575,581          3,616,914
                                          ------------       ------------

OPERATING INCOME                          $    837,290       $    529,526
                                          ------------       ------------

OTHER INCOME (EXPENSE)
     Interest expense                     $   (367,767)      $   (486,973)
     Other, net                                 23,151             15,135
                                          ------------       ------------

Total other income (expense)              $   (344,616)      $   (471,838)
                                          ------------       ------------

INCOME BEFORE INCOME TAXES                $    492,674       $     57,688

PROVISION (BENEFIT) FOR INCOME TAXES           131,174             (9,599)
                                          ------------       ------------

NET INCOME                                $    361,500       $     67,287
                                          ============       ============

EARNINGS PER SHARE                        $       0.12       $        .02
                                          ============       ============

WEIGHTED AVERAGE COMMON
     AND COMMON EQUIVALENT
     SHARES OUTSTANDING                      3,000,000          3,000,000
                                          ============       ============




                            See accompanying notes to
                  condensed consolidated financial statements.

                        RIDGEVIEW, INC. AND SUBSIDIARIES

                 Condensed Consolidated Statements of Cash Flows
                                   (Unaudited)



                                                              THREE MONTHS ENDED
                                                                   MARCH 31,
                                                           1997               1998
                                                       ------------       ------------

CASH FLOWS FROM OPERATING ACTIVITIES
     Cash received from customers                      $ 19,412,227       $ 20,451,105
     Cash paid to suppliers and employees               (21,032,515)       (21,163,550)
     Interest paid                                         (337,174)          (601,592)
     Income taxes paid, net of refunds                     (526,852)            19,660
     Other cash disbursements                               (22,191)          (248,115)
                                                       ------------       ------------

     Net cash used in operating activities             $ (2,506,505)      $ (1,542,492)
                                                       ------------       ------------

CASH FLOWS FROM INVESTING ACTIVITIES
     Payments for investments in subsidiaries          $    (34,788)      $     (6,452)
     Payments for purchase of property, plant and
          equipment                                        (372,088)        (1,278,179)
                                                       ------------       ------------

     Net cash used in investing activities             $   (406,876)      $ (1,284,631)
                                                       ------------       ------------

CASH FLOWS FROM FINANCING ACTIVITIES
     Net short-term borrowings (payments)              $  1,298,259       $   (367,188)
     Proceeds from long-term debt                        20,321,749         21,499,740
     Repayments of long-term debt                       (18,918,297)       (18,540,702)
                                                       ------------       ------------

     Net cash provided by financing activities         $  2,701,711       $  2,591,850
                                                       ------------       ------------

EFFECT OF EXCHANGE RATE ON CASH                        $     (8,959)      $     (8,528)
                                                       ------------       ------------

     Net decrease in cash                              $   (220,629)      $   (243,801)

CASH, beginning of period                                   315,559            481,674
                                                       ------------       ------------

CASH, end of period                                    $     94,930       $    237,873
                                                       ============       ============




                            See accompanying notes to
                  condensed consolidated financial statements.

                        RIDGEVIEW, INC. AND SUBSIDIARIES

                 Condensed Consolidated Statements of Cash Flows
                                   (Continued)
                                   (Unaudited)



                                                                                  THREE MONTHS ENDED
                                                                                      MARCH 31,
                                                                                1997             1998
                                                                            -----------       -----------

RECONCILIATION OF NET INCOME TO NET
     CASH USED IN OPERATING ACTIVITIES
          Net income                                                        $   361,500       $    67,287
                                                                            -----------       -----------

     Adjustments to reconcile net income to net cash used in operating activities:
               Depreciation and amortization                                $   431,980       $   462,972
               Provision for doubtful accounts receivable                       131,934            89,192
               Capital grants recognized                                        (19,883)          (18,375)
               Increase in deferred compensation liability                       29,127            58,111
               Decrease in deferred income taxes                                (73,161)          (22,000)
               Changes in operating assets and liabilities:
                    (Increase) decrease in accounts receivable                 (130,503)          112,679
                    Increase in inventories                                  (2,638,205)       (2,449,946)
                    Increase in prepaid expenses and
                         other assets                                          (417,021)         (763,166)
                    Increase in accounts payable                                 57,103           983,234
                    Increase (decrease) in income taxes
                         payable                                               (322,517)           32,061
                    Increase (decrease) in accrued expenses
                         and other liabilities                                   83,141           (94,541)
                                                                            -----------       -----------

                    Total adjustments to net income                         $(2,868,005)      $(1,609,779)
                                                                            -----------       -----------

NET CASH USED IN OPERATING ACTIVITIES                                       $(2,506,505)      $(1,542,492)
                                                                            ===========       ===========




                            See accompanying notes to
                  condensed consolidated financial statements.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Information as of March 31, 1998 and March 31, 1997 is unaudited)


NOTE 1 - UNAUDITED FINANCIAL INFORMATION

         In the opinion of the Company, the accompanying unaudited Condensed Consolidated Financial Statements contain all adjustments consisting of normal recurring accruals for the three months ended March 31, 1998, necessary to present fairly the financial position of the Company as of March 31, 1998 and the results of operations for the three months ended March 31, 1998 and 1997. The financial statements are presented in condensed form as permitted by the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The accounting policies followed by the Company are set forth in the Company's audited financial statements, which are included in the Company's Annual Report on Form 10-K for the year ended December 31, 1997, filed with the Securities and Exchange Commission (the "Form 10-K"). The results of operations for the three months ended March 31, 1998 are not indicative of the results to be expected for the full year. The Company's net sales and profitability generally experience stronger performance in the third and fourth quarters. These unaudited condensed financial statements should be read in conjunction with the Company's audited financial statements included in the Annual Report on Form 10-K.


NOTE 2 - EARNINGS PER SHARE

         Earnings per share are calculated using the weighted average number of shares outstanding of common stock and dilutive common stock equivalents during each period presented. The Company has adopted Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings Per Share," which requires the presentation of: (1) "Basic Earnings per Share," computed by dividing income available to common shareholders by the weighted average number of common shares outstanding during the period and (2) "Diluted Earnings per Share," which gives effect to all dilutive potential common shares that were outstanding during the period, by increasing the denominator to include the number of additional common shares that would have been outstanding if the dilutive potential common shares had been issued. The options outstanding at March 31, 1998 and December 31, 1997 have not been included in diluted earnings per share due to their anti-dilutive nature.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)
            (Information as of March 31, 1998 and 1997 is unaudited)


NOTE 3 - INVENTORIES

         A summary of inventories by major classification is as follows:


                                    March 31,        December 31,
                                      1998              1997
                                 ------------       ------------

          Raw Materials          $  3,550,407       $  4,217,281
          Work-in-process           9,952,519          8,038,662
          Finished goods           12,393,881         11,179,947
          (LIFO Reserve)             (120,000)          (120,000)
                                 ------------       ------------

          Total inventories      $ 25,776,807       $ 23,315,890
                                 ============       ============


NOTE 4 - LONG-TERM DEBT

         On March 13, 1998, the Company amended its existing bank loan agreement. The amended agreement provides a $28,000,000 revolving line of credit due June 30, 2000, and extends the due date of the existing term loan to June 30, 2000.

         At the option of the Company, borrowings under these loans bear interest based on the bank's prime rate or the London InterBank Offered Rates ("LIBOR"). The rates, which were also amended on March 13, 1998, vary based on achievement of a ratio of Funded Debt to Earnings Before Interest, Taxes, Depreciation and Amortization ("Funded Debt to EBITDA"), calculated quarterly, and range from prime to prime plus .37%, or LIBOR plus 1.75% to LIBOR plus 2.37% (7.8075% as of May 8, 1998 under the LIBOR option). These loans are collateralized by substantially all assets of the Company.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)
            (Information as of March 31, 1998 and 1997 is unaudited)


NOTE 5 - CAPITAL STOCK

         The Company has an Omnibus Stock Plan (the "Omnibus Plan") which permits the issuance of options, stock appreciation rights ("SARS"), limited SARS, restricted stock, performance awards and other stock-based awards to selected employees and independent contractors of the Company. The Company has reserved 230,000 shares of common stock for issuance under the Omnibus Plan, which provides that the term of each award shall be determined by a committee of the board of directors charged with administering the Plan, but no longer than ten years after the date they are granted. Under the terms of the Plan, options granted may be either nonqualified or incentive stock options. SARS and limited SARS granted in tandem with an option shall be exercisable only to the extent the underlying option is exercisable. To date, incentive stock options totaling 52,600 shares have been granted to certain of the Company's salaried employees at an exercise price of $7.50 per share. All of such options are outstanding and unexercised.

         The board has also authorized an employee stock purchase plan that will allow employees to purchase shares of common stock of the Company through payroll deductions at 85 percent of the market value of the shares at the time of purchase. The Company has reserved 75,000 shares for issuance under this plan. The board of directors has not yet activated the employee stock purchase plan.

         The Company also has an Outside Directors' Stock Option Plan (the "Directors' Plan"), which provides that each outside director, at the time of initial election, shall automatically be granted an option to purchase 500 shares of common stock at the fair market value on the date of election. On each anniversary date of an outside director's election, an option to purchase 500 additional shares of common stock will automatically be granted, provided that the director shall have continuously served and the number of shares of common stock available under the Directors' Plan is sufficient to permit such grant. Options granted under the Directors' Plan will be nonqualified stock options, will vest in increments of 33 1/3% on each anniversary of the option grant and will expire ten years after the date they are granted. The Company has reserved 15,000 shares for issuance under this plan. In November 1996, options to purchase 500 shares each were granted to the Company's three new members of the board of directors at an exercise price of $8.00 per share. Additional grants totaling 2,000 shares were granted in May 1997 to the outside directors. All of such options are outstanding and unexercised.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)
            (Information as of March 31, 1998 and 1997 is unaudited)


NOTE 6 - COMPREHENSIVE INCOME


         The Company adopted SFAS No. 130, "Reporting Comprehensive Income," which requires that all components of comprehensive income and total comprehensive income be reported on one of the following: a statement of income and comprehensive income, a statement of comprehensive income or a statement of stockholders' equity. Comprehensive income is comprised of net income and all changes to stockholders' equity, except those due to investments by owners (changes in paid in capital) and distributions to owners (dividends). For interim reporting purposes, SFAS No. 130 requires disclosure of total comprehensive income.

         Total comprehensive income is as follows:

                                                             For the Three Months Ended
                                                                      March 31,
                                                                1997            1998
                                                             ---------       ---------

          Net income                                         $ 361,500       $  67,287
          Other comprehensive income (loss), net of tax       (172,443)       (138,892)
                                                             ---------       ---------

          Comprehensive income (loss)                        $ 189,057       $ (71,605)
                                                             =========       =========


         Accumulated other comprehensive income consist solely of foreign currency translation adjustments, and is presented below as follows:


                                                               For the Three Months Ended
                                                                       March 31,
                                                                   1997          1998
                                                               ---------       ---------

          Beginning balance                                    $ 227,104       $(219,546)
          Current period change, net of taxes of $ 96,999
               and  $78,127, respectively                       (172,443)       (138,892)
                                                               ---------       ---------

          Ending balance                                       $  54,661       $(358,438)
                                                               =========       =========

ITEM 2:  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS


         The following discussion and analysis provides information regarding the Company's consolidated financial condition as of March 31, 1998 and its results of operations for the three months then ended. This discussion and analysis should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Form 10-K, and the unaudited interim consolidated financial statements and notes thereto included elsewhere in this report. The results of operations for the three months ended March 31, 1998 are not indicative of results expected for the year ending December 31, 1998. See "Seasonality" in discussion below.


GENERAL


         The following table presents the Company's net sales by product category for the three-month periods ended March 31, 1997 and 1998, expressed in thousands of dollars and as a percentage of total net sales.

                                                   Three Months Ended March 31,
                                         ------------------------------------------------
                                                 1997                        1998
                                         ----------------------      --------------------
                                          Amount           %         Amount           %
                                         -------      ---------      -------      -------
SOCKS:
Sports specific                          $ 4,967           25.4 %    $ 6,000        29.5 %
Sports promotional                         3,856           19.7        3,946        19.4
Active sport                                 458            2.4          373         1.8
Rugged outdoor and
     heavyweight casual                    2,324           11.9        1,557         7.7
Other                                         38            0.2          447         2.2
                                         -------      ---------      -------      ------
          Total socks                    $11,643           59.6 %    $12,323        60.6 %
                                         -------      ---------      -------      ------

WOMEN'S HOSIERY:
Sheer pantyhose and
     knee-highs                          $ 4,498           23.0 %    $ 3,675        18.1 %
Tights and trouser socks                   3,402           17.4        4,340        21.3
                                         -------      ---------      -------      ------
          Total women's hosiery          $ 7,900           40.4 %    $ 8,015        39.4 %
                                         -------      ---------      -------      ------
                    Total net sales      $19,543          100.0 %    $20,338       100.0 %
                                         =======      =========      =======      ======

         The net sales by product category for the three months ended March 31, 1998 are not indicative of the net sales by product category expected for the year ending December 31, 1998, because sales of rugged outdoor and heavyweight casual socks and tights and trouser socks typically are higher during the third and fourth quarters.

RESULTS OF OPERATIONS


         The following table presents the Company's results of operations as a percentage of net sales for the three months ended March 31, 1997 and 1998.


                                                  Three Months Ended March 31,
                                                  ----------------------------
                                                     1997         1998
                                                    -----        -----
Net sales                                           100.0%       100.0%
Cost of goods sold                                   77.4         79.6
                                                    -----        -----
          Gross profit                               22.6         20.4
Selling, general and administrative expenses         18.3         17.8
                                                    -----        -----
          Operating income                            4.3          2.6
Interest expense                                     (1.9)        (2.4)
Other income, net                                     0.1          0.1
                                                    -----        -----
Income before income taxes                            2.5          0.3
Income tax expense                                    0.6          0.0
                                                    -----        -----

          Net income                                  1.9%         0.3%
                                                    =====        =====


COMPARISON OF THREE MONTHS ENDED MARCH 31, 1998 TO THREE MONTHS ENDED MARCH 31, 1997


         Net sales for the three months ended March 31, 1998 were $20.3 million, compared to $19.5 million for the same period in 1997, an increase of 4.1%. Net sales of sports socks, which includes sales of sport specific, sports promotional and active sports socks, increased $1.0 million, or 11.2%. Sales of tights and trouser socks increased 26.5%, from $3.4 million in 1997 to $4.3 million in 1998. Net sales of women's hosiery products for the quarter ended March 31, 1998 increased only 1.5%, however, due to an 18.3% decrease in sheer hosiery. Previously anticipated sales reductions by three customers of the Company's subsidiary Seneca Knitting Mills Corporation ("Seneca") resulted in a 33.0% decrease in sales of rugged outdoor and heavyweight casual socks for the quarter.

         Gross profit for the quarter ended March 31, 1998 was $4.1 million, a decrease of $266,000, or 6.0%, from the same period in the prior year. As a percentage of net sales, gross profit decreased to 20.4% for the three months ended March 31, 1998, compared to 22.6% during the same period in 1997. The decrease in gross profit was primarily the result of an increase in the volume of sales of seasonal and closeout goods to discount retailers. Sales of these products through these retail channels generally carry lower gross profit margins than sales to department stores and national chain stores. While the Company routinely sells products to the discount retail marketplace, the volume of sales of women's hosiery products and rugged outdoor and heavyweight casual socks through these channels increased during the quarter.

         Selling, general and administrative expenses for the three months ended March 31, 1998 and 1997 were $3.6 million. As a percentage of net sales, selling, general and administrative expenses decreased to 17.8% for the quarter ended March 31, 1998, compared to 18.3% for the same period the prior year.

         Operating income for the three months ended March 31,1998 decreased 36.7% from $837,000 in 1997 to $530,000 in 1998. The decrease in operating income is primarily attributable to a general decrease in gross profit margins experienced by each of the Company's operating divisions for the quarter. Operating income was negatively impacted by the unusually large volume of sales of seasonal and closeout goods to discount retailers during the quarter.

         Interest expense for the quarter ended March 31, 1998, increased 32.3% to $487,000 from $368,000 for the three months ended March 31, 1997. Increased borrowings during the quarter ended March 31, 1998, compared to the same period in 1997, account for the increase in interest expense.

         Income tax expense for the three months ended March 31, 1998 and 1997 was $(10,000) and $131,000, respectively. The income tax benefit for the three months ended March 31, 1998 is the result of the operating loss at Seneca for the three months ended March 31, 1998. Income before income taxes generated by the Company's operation in the Republic of Ireland represented approximately 195% of the Company's consolidated income before income taxes. Income generated at the Irish subsidiary is taxed at 10.0% while the Company's other operating divisions experience effective tax rates of approximately 36%.

         Net income for the three months ended March 31, 1998 was $67,000 compared to $361,500 for the three months ended March 31, 1997. The decrease in net income is attributable primarily to the increased sales volume of seasonal and closeout goods to discount retailers during the quarter, as well as the decline of sales of rugged outdoor and heavyweight casual socks at Seneca.


LIQUIDITY AND CAPITAL RESOURCES


         Cash flows used in operating activities during the three months ended March 31, 1997 and 1998 were $(2.5) million and $(1.5) million, respectively. The negative cash flow from operating activities during the first three months of 1998 was the result of a $2.5 million increase in inventories since December 31, 1997. During the first and second quarters of the year, the Company typically builds inventory levels to fill orders during the fall shipping season.

        In addition to cash flow from operations, the Company obtains working capital and, on a temporary basis, finances its capital expenditures for equipment modernization, through borrowings under the Company's revolving credit facility extended by NationsBank, N.A. ("NationsBank") (the "Revolving Credit Facility"). The Revolving Credit Facility provides for borrowings up to $28.0 million through June 2000. As of April 30, 1998, $18.1 million was outstanding under the Revolving Credit Facility, and there was $9.9 million available for additional borrowings. Funds borrowed under the Revolving Credit Facility bear interest at a rate based on London Interbank Offered Rates ("LIBOR"). The LIBOR-based rate available to the Company ranges from LIBOR plus 1.75% to LIBOR plus 2.37%, depending upon the Company's ratio of Funded Debt to EITDA (7.8075% at May 8, 1998). The Revolving Credit Facility is secured by the Company's accounts receivable, inventory, equipment and certain real property. Amounts borrowed under the Revolving Credit Facility may not exceed the sum of specified percentages of the Company's accounts receivable and inventory.

         As of May 8, 1998, the Company had secured commitments for $1.5 million in term debt to finance the purchase of 52 additional electronic knitting machines for its sports sock knitting operation in Ft. Payne, Alabama and eight additional electronic knitting machines for the sports sock operation in Newton, North Carolina.

         The implementation of the Company's new enterprise-wide management information system is currently in progress. Once completed, the system will link each of the Company's facilities electronically and provide operational improvements in manufacturing, forecasting, planning, distribution and financial reporting. Additionally, the project will address issues relating to the Year 2000 relating to date driven applications. Of the expected $2.1 million cost of the project, approximately $700,000 had been disbursed as of May 8, 1998. The Company expects to complete the implementation by the end of the first quarter of 1999. Financing of the project is expected to be provided by the Company's Revolving Credit Facility, a leasing arrangement for certain hardware and the term loan of approximately $425,000.

         In March 1998, the Company announced it had signed a definitive letter of intent to acquire Tri-Star Hosiery Mills, Inc. ("Tri-Star"), a sports sock manufacturer located in Mebane, North Carolina. Ridgeview expects to complete the acquisition, the closing of which is subject to customary conditions, during the second quarter of the current fiscal year. The Company intends to finance the purchase price through additional borrowings under its Revolving Credit Facility. In addition, the acquisition, when consummated, will increase the Company's indebtedness by adding to the Company's consolidated balance sheet approximately $3.2 million of Tri-Star's outstanding debt.

SEASONALITY

         The Company's business is impacted by the general seasonal trends that are characteristic of the apparel and retail industries. The Company generally has higher net sales and greater profitability in the third and fourth quarters.

IMPACT OF RECENT ACCOUNTING PRONOUNCEMENTS

         In June 1997, the Financial Accounting Standards Board (the "FASB") issued SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information," which supersedes SFAS No. 14, "Financial Reporting for Segments of a Business Enterprise." SFAS No. 131 establishes standards for the way that public companies report information about operating segments in interim financial statements issued to the public. It also establishes standards for disclosures regarding products and services, geographic areas and major customers. SFAS No. 131 defines operating segments as components of a company about which separate financial information is available that is regularly evaluated by the chief decision makers in deciding how to allocate resources and in assessing performance.

         SFAS No. 131 is effective for periods beginning after December 15, 1997, and requires comparative information for earlier years to be restated. Management will adopt this standard in 1998, and believes that additional disclosure will be required to disclose separately, certain information about the profit or loss and the assets of the Company's operating divisions. Results of operations and financial position will be unaffected by the implementation of this standard.

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                            RIDGEVIEW, INC.



Date:  May 13, 1998                         By:  /s/ Walter L. Bost, Jr.
                                                 -------------------------------
                                                 Walter L. Bost, Jr.
                                                 Executive Vice President
                                                     and Chief Financial Officer