Form 10-Q
period 1998-06-30
RIDGEVIEW INC
filed 1998-08-14
CIK 1018891

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549


                                    FORM 10-Q


           [x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1998

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

                                 [x] Yes [ ] No


      As of August 14, 1998, the registrant had 3,000,000 shares of common stock, $.01 par value per share, outstanding.

PART I - FINANCIAL INFORMATION

ITEM 1: FINANCIAL STATEMENTS


                        RIDGEVIEW, INC. AND SUBSIDIARIES

                      Condensed Consolidated Balance Sheets



                                                             JUNE 30,       DECEMBER 31,
                                                               1998             1997
                                                           -----------      -----------
                                                           (Unaudited)       (Audited)
ASSETS

CURRENT ASSETS
     Cash                                                  $   422,589      $   481,674
     Accounts receivable (less allowance for doubtful
          accounts of $911,279 and $605,289)                15,716,460       15,720,033
     Inventories                                            28,348,441       23,315,890
     Refundable income taxes                                   935,073          164,539
     Deferred income taxes                                     378,957             --
     Prepaid expenses                                          482,235          350,388
                                                           -----------      -----------

     Total current assets                                  $46,283,755      $40,032,524

PROPERTY, PLANT AND EQUIPMENT, less
     accumulated depreciation                               13,045,424       11,414,153

OTHER ASSETS                                                 2,476,227        1,628,626

EXCESS OF COST OVER FAIR VALUE OF NET
     ASSETS ACQUIRED, less accumulated
     amortization                                            1,539,565        1,603,465
                                                           -----------      -----------

     Total assets                                          $63,344,971      $54,678,768
                                                           ===========      ===========




     See accompanying notes to condensed consolidated financial statements.

                        RIDGEVIEW, INC. AND SUBSIDIARIES

                      Condensed Consolidated Balance Sheets



                                                             JUNE 30,         DECEMBER 31,
                                                               1998               1997
                                                           -------------      ------------
                                                            (Unaudited)         (Audited)
LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
     Short-term borrowings                                 $  1,928,279       $  1,464,333
     Accounts payable                                         7,818,190          5,612,009
     Accrued expenses and other liabilities                   2,411,305          1,544,844
     Deferred income taxes                                         --              296,668
     Current portion of long-term debt                       24,971,946          1,299,523
     Current portion of deferred compensation                   231,369            211,845
                                                           ------------       ------------

     Total current liabilities                             $ 37,361,089       $ 10,429,222

LONG-TERM DEBT, less current portion (Note 5)                 3,285,241         20,265,823
DEFERRED COMPENSATION, less current portion                   1,617,473          1,520,972
DEFERRED CREDIT                                                 726,261            788,550
DEFERRED INCOME TAXES                                           690,880            525,411
                                                           ------------       ------------

     Total liabilities                                     $ 43,680,944       $ 33,529,978
                                                           ------------       ------------

SHAREHOLDERS' EQUITY (Note 6)
     Common stock - authorized 20,000,000 shares of
          $.01 par value; issued and outstanding
          3,000,000 shares                                 $     30,000       $     30,000
     Additional paid-in capital                              10,650,018         10,650,018
     Retained earnings, including amounts reserved of
          $826,606 and $854,367                               9,294,631         10,688,318
     Accumulated other comprehensive income (Note 7)           (310,622)          (219,546)
                                                           ------------       ------------

     Total shareholders' equity                            $ 19,664,027       $ 21,148,790
                                                           ------------       ------------

     Total liabilities and shareholders' equity            $ 63,344,971       $ 54,678,768
                                                           ============       ============


     See accompanying notes to condensed consolidated financial statements.

                        RIDGEVIEW, INC. AND SUBSIDIARIES

                   Condensed Consolidated Statements of Income
                                   (Unaudited)



                                        THREE MONTHS ENDED                       SIX MONTHS ENDED
                                             JUNE 30,                                JUNE 30,
                                      1998                1997               1998                1997
                                  ------------       ------------       ------------       ------------
NET SALES                         $ 21,252,925       $ 21,258,171       $ 41,591,351       $ 40,800,914

COST OF SALES                       18,763,488         16,945,253         34,892,936         32,075,125
                                  ------------       ------------       ------------       ------------

GROSS PROFIT                      $  2,489,437       $  4,312,918       $  6,698,415       $  8,725,789

SELLING, GENERAL AND
     ADMINISTRATIVE EXPENSES      $  4,264,516       $  3,252,302       $  7,943,968       $  6,827,883
                                  ------------       ------------       ------------       ------------

OPERATING INCOME (LOSS)           $ (1,775,079)      $  1,060,616       $ (1,245,553)      $  1,897,906
                                  ------------       ------------       ------------       ------------

OTHER INCOME (EXPENSE)
     Interest expense             $   (540,990)      $   (446,546)      $ (1,027,963)      $   (814,313)
     Other, net                        (20,958)            16,200             (5,823)            39,351
                                  ------------       ------------       ------------       ------------

Total other income (expense)      $   (561,948)      $   (430,346)      $ (1,033,786)      $   (774,962)
                                  ------------       ------------       ------------       ------------

INCOME BEFORE
     INCOME TAXES                 $ (2,337,027)      $    630,270       $ (2,279,339)      $  1,122,944

PROVISION (BENEFIT)
     FOR INCOME TAXES                 (876,053)           239,484           (885,652)           370,658
                                  ------------       ------------       ------------       ------------

NET INCOME (LOSS)                 $ (1,460,974)      $    390,786       $ (1,393,687)      $    752,286
                                  ============       ============       ============       ============

EARNINGS PER SHARE                $      (0.49)      $       0.13       $       (.47)      $       0.25
                                  ============       ============       ============       ============

WEIGHTED AVERAGE COMMON
     AND COMMON EQUIVALENT
     SHARES OUTSTANDING
                                     3,000,000          3,000,000          3,000,000          3,000,000
                                  ============       ============       ============       ============



     See accompanying notes to condensed consolidated financial statements.

                        RIDGEVIEW, INC. AND SUBSIDIARIES

                 Condensed Consolidated Statements of Cash Flows
                                   (Unaudited)



                                                               SIX MONTHS ENDED
                                                                   JUNE 30,
                                                           1998               1997
                                                       ------------       ------------
CASH FLOWS FROM OPERATING ACTIVITIES
     Cash received from customers                      $ 41,883,948       $ 36,386,278
     Cash paid to suppliers and employees               (44,130,089)       (41,198,702)
     Interest paid                                       (1,110,480)          (731,040)
     Income taxes paid, net of refunds                     (392,464)        (1,083,994)
     Other cash disbursements                              (824,218)          (414,605)
                                                       ------------       ------------

     Net cash used in operating activities             $ (4,573,303)      $ (7,042,063)
                                                       ------------       ------------

CASH FLOWS FROM INVESTING ACTIVITIES
     Payments for investments in subsidiaries          $    (52,509)      $    (69,576)
     Proceeds from sale of property and equipment           170,459               --
     Payments for purchase of property, plant and
          equipment                                      (1,560,853)        (1,486,913)
                                                       ------------       ------------

     Net cash used in investing activities             $ (1,442,903)      $ (1,556,489)
                                                       ------------       ------------

CASH FLOWS FROM FINANCING ACTIVITIES
     Net short-term borrowings                         $    421,230       $  1,833,035
     Proceeds from long-term debt                        44,113,883         41,205,460
     Repayments of long-term debt                       (38,571,965)       (34,677,894)
                                                       ------------       ------------

     Net cash provided by financing activities         $  5,963,148       $  8,360,601
                                                       ------------       ------------

EFFECT OF EXCHANGE RATE ON CASH                        $     (6,027)      $    (12,622)
                                                       ------------       ------------

     Net decrease in cash                              $    (59,085)      $   (250,573)

CASH, beginning of period                                   481,674            315,559
                                                       ------------       ------------

CASH, end of period                                    $    422,589       $     64,986
                                                       ============       ============



     See accompanying notes to condensed consolidated financial statements.

                        RIDGEVIEW, INC. AND SUBSIDIARIES

                 Condensed Consolidated Statements of Cash Flows
                                   (Continued)
                                   (Unaudited)



                                                                        SIX MONTHS ENDED
                                                                             JUNE 30,
                                                                    1998               1997
                                                                 -----------       -----------
RECONCILIATION OF NET INCOME (LOSS) TO
  NET CASH USED IN OPERATING ACTIVITIES
          Net income (loss)                                      $(1,393,687)      $   752,286
                                                                 -----------       -----------

     Adjustments to reconcile net income (loss) to net
       cash used in operating activities:
               Depreciation and amortization                     $   925,804       $   870,241
               Provision for doubtful accounts receivable            306,957           144,605
               Capital grants recognized                             (36,863)          (39,624)
               Increase in deferred compensation liability           116,025            58,066
               Increase in deferred income taxes                    (505,000)          (63,691)
               Changes in operating assets and liabilities:
                    Increase in accounts receivable                 (303,080)       (4,328,747)
                    Increase in inventories                       (5,089,791)       (5,025,905)
                    Increase in prepaid expenses and
                         other assets                               (912,759)         (657,791)
                    Increase in accounts payable                   2,206,147         2,169,230
                    Decrease in income taxes payable                (773,116)         (649,645)
                    Increase (decrease) in accrued expenses
                         and other liabilities                       886,060          (271,088)
                                                                 -----------       -----------

                    Total adjustments to net income (loss)       $(3,179,616)      $(7,794,349)
                                                                 -----------       -----------

NET CASH USED IN OPERATING ACTIVITIES                            $(4,573,303)      $(7,042,063)
                                                                 ===========       ===========



     See accompanying notes to condensed consolidated financial statements.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
             (Information as of June 30, 1998 and 1997 is unaudited)


NOTE 1 - UNAUDITED FINANCIAL INFORMATION

         In the opinion of the Company, the accompanying unaudited Condensed Consolidated Financial Statements contain all adjustments consisting of normal recurring accruals for the three and six months ended June 30, 1998, necessary to present fairly the financial position of the Company as of June 30, 1998 and the results of operations for the three and six months ended June 30, 1998 and 1997. The financial statements are presented in condensed form as permitted by the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The accounting policies followed by the Company are set forth in the Company's audited financial statements, which are included in the Company's Annual Report on Form 10-K for the year ended December 31, 1997, filed with the Securities and Exchange Commission (the "Form 10-K"). The results of operations for the six and three months ended June 30, 1998 are not indicative of the results to be expected for the full year. The Company's net sales and profitability generally experience stronger performance in the third and fourth quarters. These unaudited condensed financial statements should be read in conjunction with the Company's audited financial statements included in the Annual Report on Form 10-K.


NOTE 2 - EARNINGS PER SHARE

         Earnings per share are calculated using the weighted average number of shares outstanding of common stock and dilutive common stock equivalents during each period presented. The Company has adopted Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings Per Share," which requires the presentation of: (1) "Basic Earnings per Share," computed by dividing income available to common shareholders by the weighted average number of common shares outstanding during the period and (2) "Diluted Earnings per Share," which gives effect to all dilutive potential common shares that were outstanding during the period, by increasing the denominator to include the number of additional common shares that would have been outstanding if the dilutive potential common shares had been issued. The options outstanding at June 30, 1998 and December 31, 1997 have not been included in diluted earnings per share due to their anti-dilutive nature.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)
             (Information as of June 30, 1998 and 1997 is unaudited)


NOTE 3 - INVENTORIES

         A summary of inventories by major classification is as follows:


                                    June 30,        December 31,
                                      1998              1997
                                 ------------       ------------
          Raw Materials          $  3,802,146       $  4,217,281
          Work-in-process          11,080,174          8,038,662
          Finished goods           13,586,121         11,179,947
          (LIFO Reserve)             (120,000)          (120,000)
                                 ------------       ------------

          Total inventories      $ 28,348,441       $ 23,315,890
                                 ============       ============

NOTE 4 - ACQUISITION

          On July 14, 1998, the Company acquired all of the issued and outstanding shares of capital stock of Tri-Star Hosiery Mills, Inc. ("Tri-Star"), a sports sock manufacturer located in Mebane, North Carolina, for $3.5 million in cash and $4.0 million in assumed debt, in a transaction to be accounted for as a purchase.

NOTE 5 - LONG-TERM DEBT

         On July 14, 1998, the Company amended its existing bank loan agreement. The amended agreement provides a $34,000,000 revolving line of credit due June 30, 2000 (the "Revolving Credit Facility"). In addition to the Company's existing term loan of $4.0 million ("Term Loan A"), the amended agreement provides for two additional term loans of $500,000 ("Term Loan B") and $615,000 ("Term Loan C") for the funding of the acquisition of Tri-Star.

          At the option of the Company, borrowings under the loan agreement, with the exception of Term Loan B, bear interest at a rate based on the lending bank's prime rate or the London InterBank Offered Rates ("LIBOR"). The interest rate is reset periodically based on the Company's ratio of Funded Debt to Earnings Before Interest, Taxes, Depreciation and Amortization ("Funded Debt to EBITDA"), calculated quarterly, and range from prime to prime plus .37%, or LIBOR plus 1.75% to LIBOR plus 2.37% (8.02630% as of July 31, 1998 under the LIBOR option). Funds borrowed under Term Loan B bear interest at the same rate as the other term loans plus 0.75%. These loans are collateralized by substantially all assets of the Company.

          Based on the Company's results of operations for the quarter ended June 30, 1998, the Company is in violation of certain financial covenants with respect to the Revolving Credit Facility and term loans. Because the lending bank is unwilling to waive these covenant defaults, the Company has reclassified $23,459,674 of long-term debt to a current liability at June 30, 1998. Based on discussions with the lending bank the Company expects to enter into an agreement with the bank that will allow the Company to continue to draw on the Revolving Credit Facility until the Company refinances its Revolving Credit Facility and term loans with another lender or lenders. At August 7, 1998, the Company had approximately $2.0 million of available credit under its Revolving Credit Facility based on its accounts receivable and inventory as of such date. The Company is reviewing proposals from three potential new lenders and expects to be able to refinance its existing bank debt on a long-term basis with comparable terms to its existing bank debt.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)
             (Information as of June 30, 1998 and 1997 is unaudited)


NOTE 6 - CAPITAL STOCK

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

         The Company also has an Outside Directors' Stock Option Plan (the "Directors' Plan"), which provides that each outside director, at the time of initial election, shall automatically be granted an option to purchase 500 shares of common stock at the fair market value on the date of election. On each anniversary date of an outside director's election, an option to purchase 500 additional shares of common stock will automatically be granted, provided that the director shall have continuously served and the number of shares of common stock available under the Directors' Plan is sufficient to permit such grant. Options granted under the Directors' Plan are nonqualified stock options, vest in increments of 33 1/3% on each anniversary of the option grant and expire ten years after the date they are granted. The Company has reserved 15,000 shares for issuance under this plan. In November 1996, options to purchase 500 shares each were granted to the Company's three new members of the board of directors at an exercise price of $8.00 per share. Additional grants totaling 4,000 shares have been granted to the outside directors. All of such options are outstanding and unexercised.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)
             (Information as of June 30, 1998 and 1997 is unaudited)


NOTE 7 - COMPREHENSIVE INCOME

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

         Total comprehensive income is as follows:

                                                               For the Six Months Ended
                                                                      June 30,
                                                                1997             1998
                                                             ---------       -----------
          Net income (loss)                                  $ 752,286       $(1,393,687)
          Other comprehensive income (loss), net of tax       (295,816)          (91,076)
                                                             ---------       -----------

          Comprehensive income (loss)                        $ 456,470       $(1,484,763)
                                                             =========       ===========


         Accumulated other comprehensive income consist solely of foreign currency translation adjustments, and is presented below as follows:


                                                                For the Six Months Ended
                                                                         June 30,
                                                                 1997            1998
                                                               ---------       ---------
          Beginning balance                                    $ 227,104       $(219,546)
          Current period change, net of taxes of $166,396
               and  $51,230, respectively                       (295,816)        (91,076)
                                                               ---------       ---------

          Ending balance                                       $ (68,712)      $(310,622)
                                                               =========       =========

ITEM 2:       MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                           CONDITION AND RESULTS OF OPERATIONS


         The following discussion and analysis provides information regarding the Company's consolidated financial condition as of June 30, 1998 and its results of operations for the three and six months then ended. This discussion and analysis should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Form 10-K, and the unaudited interim consolidated financial statements and notes thereto included elsewhere in this report. The results of operations for the three and six months ended June 30, 1998 are not indicative of results expected for the year ending December 31, 1998. See "Seasonality" in discussion below.


GENERAL


         The following table presents the Company's net sales by product category for the three-month and six-month periods ended June 30, 1998 and 1997, expressed in thousands of dollars and as a percentage of total net sales.

                                            Three Months Ended June 30,                     Six Months Ended June 30,
                                ----------------------------------------------    ----------------------------------------------
                                         1998                   1997                      1998                    1997
                                ---------------------    ---------------------    ---------------------    ---------------------
SOCKS:
Sports specific                 $ 6,673         31.4%    $ 5,202         24.5%    $12,672         30.5%    $10,169         24.9%
Sports promotional                5,835         27.5       6,174         29.0       9,781         23.5      10,030         24.6
Active sport                        583          2.7         557          2.6         958          2.3       1,015          2.5
Rugged outdoor and
     heavyweight casual           1,937          9.1       1,936          9.1       3,495          8.4       4,261         10.4
Other                             1,346          6.3         322          1.5       1,792          4.3         359          0.9
                                -------      -------     -------      -------     -------      -------     -------      -------
     Total socks                $16,374         77.0%    $14,191         66.7%    $28,698         69.0%    $25,834         63.3%
                                -------      -------     -------      -------     -------      -------     -------      -------

WOMEN'S HOSIERY:
Sheer pantyhose and
     knee-highs                 $ 1,841          8.7%    $ 3,542         16.7%    $ 5,477         13.2%    $ 6,944         17.0%
Tights and trouser socks          3,038         14.3       3,525         16.6       7,416         17.8       8,023         19.7
                                -------      -------     -------      -------     -------      -------     -------      -------
     Total women's hosiery      $ 4,879         23.0%    $ 7,067         33.3%    $12,893         31.0%    $14,967         36.7%
                                -------      -------     -------      -------     -------      -------     -------      -------
          Total net sales       $21,253        100.0%    $21,258        100.0%    $41,591        100.0%    $40,801        100.0%
                                =======      =======     =======      =======     =======      =======     =======      =======


         The net sales by product category for the three and six months ended June 30, 1998 are not indicative of the net sales by product category expected for the year ending December 31, 1998, because sales of rugged outdoor and heavyweight casual socks and tights and trouser socks typically are higher during the third and fourth quarters.

RESULTS OF OPERATIONS


         The following table presents the Company's results of operations as a percentage of net sales for the three and six months ended June 30, 1998 and 1997.


                                     Three Months Ended            Six Months Ended
                                ------------------------      ----------------------
                                         June 30,                     June 30,
                                ------------------------      ----------------------
                                  1998            1997          1998         1997
                                  ----            ----          ----         ----
Net sales                        100.0 %        100.0 %         100.0 %     100.0 %
Cost of goods sold                88.3           79.7            83.9        78.6
                                ---------      ---------      ---------    -------
          Gross profit            11.7 %         20.3 %          16.1 %      21.4 %
Selling, general and              20.1           15.3            19.1        16.7
  administrative expenses
                                ---------      ---------      ---------    -------
          Operating income        (8.4)%          5.0 %          (3.0) %      4.7 %
Interest expense                  (2.5)          (2.1)           (2.5)       (2.1)
Other income, net                 (0.1)           0.0             0.0         0.1
                                ---------      ---------      ---------    -------
Income before income taxes       (11.0)%          2.9 %          (5.5) %      2.7 %
Income tax expense                (4.1)           1.1            (2.1)        0.9
                                ---------      ---------      ---------    -------

          Net income              (6.9)%          1.8 %          (3.4) %      1.8 %
                                =========      =========      =========    =======


COMPARISON OF THREE MONTHS ENDED JUNE 30, 1998 TO THREE MONTHS ENDED JUNE 30,
1997


         Net sales of $21.3 million for the three months ended June 30, 1998 were flat compared to the same period a year ago. Net sales of the sock product categories, which include sales of sport specific, sports promotional, active sports socks and rugged outdoor and heavyweight casual socks, increased $2.2 million, or 15.5%. However, sales of women's hosiery products, which include tights and trouser socks, decreased 31.0%, from $7.1 million in 1997 to $4.9 million in 1998. The decrease in net sales of women's hosiery products is attributable primarily to a reduction in reorder activity at the retail level. Overstocked inventory levels at many of the Company's women's hosiery retail customers have contributed to the lower volume of reorder activity for the quarter. Also, net sales of women's hosiery products were negatively impacted by a one-time charge of $900,000 recorded by the Company relating to the re-launch of the Evan-Picone women's hosiery program. As part of the re-launch, current Evan-Picone customers are allowed to return older Evan-Picone merchandise in return for the newly created and redesigned line of products. The charge taken by the Company during the quarter represents the loss of normal gross profit margins when the returned Evan-Picone merchandise is sold to the discount retail market. Without this one-time charge, net sales would have been $22.2 million for the quarter. Sales of rugged outdoor and heavyweight casual socks for the quarter of $1.9 million were also flat compared to the same period a year ago.

         Gross profit for the quarter ended June 30, 1998 was $2.5 million, compared to $4.3 million for the same period in 1997, a decrease of $1.8 million, or 41.9%. As a percentage of net sales, gross profit decreased to 11.7% for the three months ended June 30, 1998, compared to 20.3% during the same period in 1997. Contributing to the reduction in gross profit for the quarter was the one-time charge of $900,000 relating to the Evan-Picone re-launch. Also contributing to the reduction in margin for the quarter was a shift in the mix of the products sold by the Company that included a higher concentration of sales of lower margin products and pricing pressures from certain customers.

         Selling, general and administrative expenses for the three months ended June 30, 1998 and 1997 were $4.3 million and $3.3 million, respectively. As a percentage of net sales, selling, general and administrative expenses increased to 20.1% for the quarter ended June 30, 1998, compared to 15.3% for the same period the prior year. Included in selling, general and administrative expenses are certain additional non-recurring charges, which totalled $700,000 in the aggregate, taken by the Company during the second quarter. These charges relate to costs associated with the Company's implementation of an enterprise-wide management information system and an accrued liability arising from a state department of revenue audit relating to unclaimed or abandoned properties. Also, the Company increased its allowance for doubtful accounts during the second quarter. Given the Company's current customer base of larger department store and sporting goods retailers, management elected to increase this reserve to offset the chargebacks and deductions that are a part of doing business with these customers. Had the Company not taken these charges during the quarter, selling, general and administrative expenses would have been $3.6 million for the quarter.

         As a result primarily of the above-mentioned charges taken during the quarter, the Company posted an operating loss of $(1.8) million, compared to operating income of $1.1 million for the same period in 1997, a reduction of $2.9 million. Also affecting the results of operations was the overall reduction in the gross profit margins achieved during the quarter.

         Interest expense for the quarter ended June 30, 1998, increased 21.0% to $541,000 from $447,000 for the three months ended June 30, 1997. Increased borrowings during the quarter ended June 30, 1998, compared to the same period in 1997, account for the increase in interest expense.

         Income tax expense (benefit) for the three months ended June 30, 1998 and 1997 was $(876,000) and $239,000, respectively. The income tax benefit for the three months ended June 30, 1998 is the result of the operating loss posted by the Company for the quarter then ended.

         Net loss for the three months ended June 30, 1998 was $(1.5) million, compared to net income for the three months ended June 30, 1997 of $391,000. The decrease in net income is attributable primarily to the net effect of the one-time charges taken by the Company during the quarter, as well as the reduced gross profit margins attained on the lower than expected sales volume. Had the Company not taken the one-time charges during the quarter, the net loss would have been $(441,000).

COMPARISON OF SIX MONTHS ENDED JUNE 30, 1998 TO SIX MONTHS ENDED JUNE 30, 1997

         Net sales for the six months ended June 30, 1998 were $41.6 million, compared to $40.8 million for the six months ended June 30, 1997. The Company experienced an increase in net sales of its sock product categories of $2.9 million for the six months ended June 30, 1998, compared to the same period a year ago. However, net sales of women's hosiery products, which includes tights and trouser socks, decreased 14.0%, from $15.0 million for the first half of 1997 to $12.9 million for the same period in 1998. The decrease in net sales of women's hosiery products is attributable primarily to overstocked inventory levels at many of the Company's women's hosiery retail customers, which translates into a lower volume of reorder activity for the period compared to the prior year. Also, net sales of women's hosiery products were negatively impacted by the $900,000 one-time charge taken by the Company relating to the re-launch of the Evan-Picone women's hosiery program, which is discussed above. Excluding this one-time charge, net sales would have been $42.5 million for the six months ended June 30, 1998.

         Gross profit for the six months ended June 30, 1998 was $6.7 million, compared to $8.7 million for the same period in 1997, a decrease of $2.0 million, or 23.0%. As a percentage of net sales, gross profit decreased to 16.1% for the six months ended June 30, 1998, compared to 21.4% during the same period in 1997. Pressures to reduce pricing for certain of the Company's customers and a shift in the mix of sales that included a larger volume of seasonal and closeout goods sold during the six months ended June 30, 1998, account for the majority of the reduction in gross profit. The charge taken by the Company during the second quarter, relating to the Evan-Picone re-launch, effectively reduced gross profit for the six months ended June 30, 1998 by $900,000.

         For the six months ended June 30, 1998 and 1997, selling, general and administrative expenses were $7.9 million and $6.8 million, respectively. As a percentage of net sales, selling, general and administrative expenses increased from 16.7% for the first six months of 1997, compared to 19.1% for the same period the in 1998. Selling, general and administrative expenses were negatively impacted by $700,000 of charges taken by the Company during the second quarter relating to costs associated with the management information systems implementation and increases in the Company's allowance for doubtful accounts. Without these charges, selling, general and administrative expenses would have been $7.2 million for the six months ended June 30, 1998.

         Income (loss) from operations for the six months ended June 30, 1998 and 1997 was $(1.2) million and $ 1.9 million respectively. The $1.6 million in charges taken by the Company during the second quarter contributed to the operating loss for the six-month period ending June 30, 1998. Operating income would have been $374,000 had the Company not taken these charges.

         Interest expense for the six months ended June 30, 1998 was $1.0 million, compared to $814,000 for the same period the prior year, an increase of 22.9%. The increase in interest expense is attributable to an increase in the average borrowings for the six months ended June 30, 1998, compared to the same period a year ago.

         Income tax (benefit) for the six months ended June 30, 1998 was $(886,000), compared to income tax expense of $371,000 for the six months ended June 30, 1997. The income tax benefit is the result of operating losses posted be each of the Company's wholly-owned subsidiaries, excluding the Company's operation in Tralee, in the Republic of Ireland, as well a loss for the six months ended June 30, 1998 posted by the parent company, Ridgeview, Inc.

         Net loss for the first six months of 1998 was $(1.4) million, compared to net income of $752,000 for the same period in 1997, a decrease in earnings of $2.2 million for the six-month period. The net loss of $1.4 million included approximately $1.0 million of after-tax charges described above.


LIQUIDITY AND CAPITAL RESOURCES


         Cash flows used in operating activities during the six months ended June 30, 1998 and 1997 were $(4.6) million and $(7.0) million, respectively. The negative cash flow from operating activities during the first six months of 1998 was the result of a $5.0 million increase in inventories since December 31, 1997. During the first and second quarters of the year, the Company typically builds inventory levels to fill orders during the fall shipping season.

         In addition to cash flow from operations, the Company obtains working capital and, on a temporary basis, finances its capital expenditures for equipment modernization, through borrowings under the Company's revolving credit facility extended by NationsBank, N.A. ("NationsBank") (the "Revolving Credit Facility"). The Revolving Credit Facility provides for borrowings up to $34.0 million through June 2000. As of August 7, 1998, $28.3 million was outstanding under the Revolving Credit Facility, and there was $5.7 million available for additional borrowings. Funds borrowed under the Revolving Credit Facility bear interest at a rate based on London Interbank Offered Rates ("LIBOR"). The LIBOR-based rate available to the Company ranges from LIBOR plus 1.75% to LIBOR plus 2.37%, depending upon the Company's ratio of Funded Debt to EBITDA (8.02630% at July 31, 1998). The Revolving Credit Facility is secured by the Company's accounts receivable, inventory, equipment and certain real property. Amounts borrowed under the Revolving Credit Facility may not exceed the sum of specified percentages of the Company's accounts receivable and inventory.

         Based on the Company's results of operations for the quarter ended June 30, 1998, the Company is in violation of certain financial covenants with respect to the Revolving Credit Facility and term loans. Because the lending Bank is unwilling to waive these covenant defaults, the Company has reclassified approximately $23.5 million of long-term debt to a current liability at June 30, 1998. Based on discussions with the lending bank the Company expects to enter into an agreement with the bank that will allow the Company to continue to draw on the Revolving Credit Facility until the Company refinances its Revolving Credit Facility and term loans with another lender or lenders. At August 7, 1998, the Company had approximately $2.0 million of available credit based on its accounts receivable and inventory as of such date. The Company is reviewing proposals from three potential new lenders and expects to be able to refinance its existing bank debt on a long-term basis with comparable terms to its existing bank debt.

         The implementation of the Company's new enterprise-wide management information system is currently in progress. Once completed, the system will link each of the Company's facilities electronically and provide operational improvements in manufacturing, forecasting, planning, distribution and financial reporting. Additionally, the project will address issues relating to the Year 2000 relating to date driven applications. Of the expected $2.1 million cost of the project, approximately $800,000 had been disbursed as of August 12, 1998. The Company expects to complete the implementation by the end of the first quarter of 1999. Financing of the project is expected to be provided by the Company's Revolving Credit Facility, a leasing arrangement for certain hardware and the term loan of approximately $425,000.

         In July 1998, the Company completed its acquisition of Tri-Star, a sports sock manufacturer located in Mebane, North Carolina. The Company acquired 100% of the outstanding common stock of Tri-Star for $3.5 million in cash and assumed debt in the amount of $4.0 million. Funding for the acquisition came from the Company's Revolving Credit Facility and two additional term loans in the amount of $1.1 million.


SEASONALITY

         Although the Company generally experiences higher net sales and greater profitability in the third and fourth quarters, management expects the trend of lower than expected sales and reduced gross profit margins to continue through the end of the year.

IMPACT OF RECENT ACCOUNTING PRONOUNCEMENTS


      In June 1997, the Financial Accounting Standards Board (the "FASB") issued SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information," which supercedes SFAS No. 14, "Financial Reporting for Segments of a Business Enterprise." SFAS No. 131 establishes standards for the way that public companies report information about operating segments in interim financial statements issued to the public. It also establishes standards for disclosures regarding products and services, geographic areas and major customers. SFAS No. 131 defines operating segments as components of a company about which separate financial information is available that is regularly evaluated by the chief decision makers in deciding how to allocate resources and in assessing performance.

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

        (a)     The annual Meeting of Shareholders was held on May 26, 1998.

        (b) The matters voted upon and the results of the voting were as follows:

                (1) The shareholders voted to re-elect the nine members of the Company's Board of Directors for one year terms, and, in each case, until their successors are elected and qualified. The result of the vote for election of directors was as follows:

                                                             For         Abstain

                            Albert C. Gaither             2,351,961       6,250
                            Hugh R. Gaither               2,351,961       6,250
                            William D. Durrant            2,351,961       6,250
                            Susan Gaither Jones           2,351,961       6,250
                            J. Michael Gaither            2,351,961       6,250
                            Claude S. Abernethy, Jr.      2,351,961       6,250
                            George Watts Carr, III        2,351,961       6,250
                            Joseph D. Hicks               2,351,961       6,250
                            Charles M. Snipes             2,351,961       6,250

                (2) The shareholders voted 2,356,361 shares in the affirmative and 1,750 shares in the negative to ratify the Board of Director's selection of BDO Seidman, LLP as the Company's independent auditors for the fiscal year ending December 31, 1998. There were 100 votes withheld.

ITEM 6: EXHIBITS AND REPORTS ON FORM 8-K

        (a) Exhibit 10.1 - Amendment No. 5, Waiver and Consent to Amended and Restated Loan and Security Agreement dated as of December 20, 1996

        (b)     Exhibit 10.2 - Amended and Restated Revolving Credit Note

        (c)     Exhibit 10.3 - Allonge

        (d)     Exhibit 10.4 - Term Note B

        (e)     Exhibit 10.5 - Term Note C

        (f)     Exhibit 27 - Financial Data Schedule (for SEC use only)

                  SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                          RIDGEVIEW, INC.



Date:  August 14, 1998                    By:  /s/ Walter L. Bost, Jr.
                                               -----------------------
                                               Walter L. Bost, Jr.
                                                 Executive Vice President
                                                 and Chief Financial Officer