Form 10-Q
period 1998-09-30
RIDGEVIEW INC
filed 1998-11-16
CIK 1018891

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549


                                    FORM 10-Q


           [x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 1998

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

                                 [x] Yes [ ] No


      As of November 13, 1998, the registrant had 3,000,000 shares of common stock, $.01 par value per share, outstanding.

PART I - FINANCIAL INFORMATION

Item 1: Financial Statements


                        RIDGEVIEW, INC. AND SUBSIDIARIES

                      Condensed Consolidated Balance Sheets


                                                           September 30,    December 31,
                                                               1998             1997
                                                           -------------    ------------
                                                            (Unaudited)       (Audited)
ASSETS

CURRENT ASSETS
     Cash                                                  $   222,033      $   481,674
     Accounts receivable (less allowance for doubtful
          accounts of $1,066,059 and $605,289)              22,418,987       15,720,033
     Inventories (Note 3)                                   29,412,528       23,315,890
     Refundable income taxes                                   716,859          164,539
     Deferred income taxes                                     396,857             --
     Prepaid expenses                                           42,478          350,388
                                                           -----------      -----------

     Total current assets                                  $53,209,742      $40,032,524

PROPERTY, PLANT AND EQUIPMENT, less
     accumulated depreciation                               14,039,153       11,414,153

OTHER ASSETS                                                 2,476,582        1,628,626

EXCESS OF COST OVER FAIR VALUE OF NET
     ASSETS ACQUIRED, less accumulated
     amortization (Note 4)                                   4,281,562        1,603,465
                                                           -----------      -----------

     Total assets                                          $74,007,039      $54,678,768
                                                           ===========      ===========




     See accompanying notes to condensed consolidated financial statements.

                        RIDGEVIEW, INC. AND SUBSIDIARIES

                      Condensed Consolidated Balance Sheets


                                                           September 30,      December 31,
                                                               1998               1997
                                                           -------------      ------------
                                                            (Unaudited)        (Audited)
LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
     Short-term borrowings                                 $  1,443,906       $  1,464,333
     Accounts payable                                         8,032,022          5,612,009
     Accrued expenses and other liabilities                   2,673,565          1,544,844
     Deferred income taxes                                         --              296,668
     Current portion of long-term debt (Note 5)              34,601,214          1,299,523
     Current portion of deferred compensation                   241,135            211,845
                                                           ------------       ------------

     Total current liabilities                             $ 46,991,842       $ 10,429,222

LONG-TERM DEBT, less current portion (Note 5)                 3,478,488         20,265,823
DEFERRED COMPENSATION, less current portion                   1,665,422          1,520,972
DEFERRED CREDIT                                                 782,302            788,550
DEFERRED INCOME TAXES                                           799,211            525,411
                                                           ------------       ------------

     Total liabilities                                     $ 53,717,265       $ 33,529,978
                                                           ------------       ------------

SHAREHOLDERS' EQUITY (Note 6)
     Common stock - authorized 20,000,000 shares of
          $.01 par value; issued and outstanding
          3,000,000 shares                                 $     30,000       $     30,000
     Additional paid-in capital                              10,650,018         10,650,018
     Retained earnings, including amounts reserved of
          $910,246 and $854,367                               9,623,908         10,688,318
     Accumulated other comprehensive income (Note 7)            (14,152)          (219,546)
                                                           ------------       ------------

     Total shareholders' equity                            $ 20,289,774       $ 21,148,790
                                                           ------------       ------------

     Total liabilities and shareholders' equity            $ 74,007,039       $ 54,678,768
                                                           ============       ============




     See accompanying notes to condensed consolidated financial statements.

                        RIDGEVIEW, INC. AND SUBSIDIARIES

                   Condensed Consolidated Statements of Income
                                   (Unaudited)


                                        Three Months Ended                    Nine Months Ended
                                           September 30,                        September 30,
                                      1998               1997              1998                1997
                                      ----               ----              ----                ----
NET SALES                         $ 32,028,738       $ 25,889,396       $ 73,620,089       $ 66,690,310

COST OF SALES                       26,006,018         20,156,894         60,898,954         52,232,019
                                  ------------       ------------       ------------       ------------

GROSS PROFIT                      $  6,022,720       $  5,732,502       $ 12,721,135       $ 14,458,291

SELLING, GENERAL AND
     ADMINISTRATIVE EXPENSES      $  4,623,051       $  3,400,923       $ 12,567,019       $ 10,228,806
                                  ------------       ------------       ------------       ------------

OPERATING INCOME                  $  1,399,669       $  2,331,579       $    154,116       $  4,229,485
                                  ------------       ------------       ------------       ------------

OTHER INCOME (EXPENSE)
     Interest expense             $   (786,248)      $   (547,142)      $ (1,814,211)      $  1,361,455)
     Other, net                         (9,695)            28,481            (15,518)            67,832
                                  ------------       ------------       ------------       ------------

Total other income (expense)      $   (795,943)      $   (518,661)      $ (1,829,729)      $ (1,293,623)
                                  ------------       ------------       ------------       ------------

INCOME (LOSS) BEFORE
     INCOME TAXES                 $    603,726       $  1,812,918       $ (1,675,613)      $  2,935,862

PROVISION (BENEFIT)
     FOR INCOME TAXES                  274,449            668,253           (611,203)         1,038,911
                                  ------------       ------------       ------------       ------------

NET INCOME (LOSS)                 $    329,277       $  1,144,665       $ (1,064,410)      $  1,896,951
                                  ============       ============       ============       ============

EARNINGS PER SHARE (Note 2)       $        .11       $       0.38       $       (.35)      $       0.63
                                  ============       ============       ============       ============


WEIGHTED AVERAGE COMMON
  AND COMMON EQUIVALENT
  SHARES OUTSTANDING                 3,000,000          3,000,000          3,000,000          3,000,000
                                  ============       ============       ============       ============



     See accompanying notes to condensed consolidated financial statements.

                        RIDGEVIEW, INC. AND SUBSIDIARIES

                 Condensed Consolidated Statements of Cash Flows
                                   (Unaudited)


                                                              Nine Months Ended
                                                                September 30,
                                                           1998               1997
                                                       ------------       ------------
CASH FLOWS FROM OPERATING ACTIVITIES
     Cash received from customers                      $ 69,113,202       $ 59,249,535
     Cash paid to suppliers and employees               (72,144,783)       (62,811,314)
     Interest paid                                       (1,863,228)        (1,235,355)
     Income taxes paid, net of refunds                     (389,749)        (1,349,387)
     Other cash disbursements                              (216,583)          (201,291)
                                                       ------------       ------------

     Net cash used in operating activities             $ (5,501,141)      $ (6,347,812)
                                                       ------------       ------------

CASH FLOWS FROM INVESTING ACTIVITIES
     Payments for investments in subsidiaries          $       --         $   (104,372)
     Payment for purchase of Tri-Star                    (3,500,000)              --
     Proceeds from sale of property and equipment           170,713               --
     Payments for purchase of property, plant and
          equipment                                      (2,462,792)        (1,986,894)
                                                       ------------       ------------

     Net cash used in investing activities             $ (5,792,079)      $ (2,091,266)
                                                       ------------       ------------

CASH FLOWS FROM FINANCING ACTIVITIES
     Net short-term borrowings (repayments)            $ (3,269,103)      $  1,329,482
     Proceeds from long-term debt                        80,813,046         65,324,283
     Repayments of long-term debt                       (66,511,930)       (58,500,619)
                                                       ------------       ------------

     Net cash provided by financing activities         $ 11,032,013       $  8,153,146
                                                       ------------       ------------

EFFECT OF EXCHANGE RATE ON CASH                        $      1,566       $    (14,599)
                                                       ------------       ------------

     Net decrease in cash                              $   (259,641)      $   (300,531)

CASH, beginning of period                                   481,674            315,559
                                                       ------------       ------------

CASH, end of period                                    $    222,033       $     15,028
                                                       ============       ============



     See accompanying notes to condensed consolidated financial statements.

                        RIDGEVIEW, INC. AND SUBSIDIARIES

                 Condensed Consolidated Statements of Cash Flows
                                   (Continued)
                                   (Unaudited)


                                                                         Nine Months Ended
                                                                           September 30,
                                                                     1998              1997
                                                                 -----------       -----------
RECONCILIATION OF NET INCOME (LOSS) TO
     NET CASH USED IN OPERATING ACTIVITIES
        Net income (loss)                                        $(1,064,410)      $ 1,896,951
                                                                 -----------       -----------

     Adjustments to reconcile net income (loss) to net
        cash used in operating activities:
               Depreciation and amortization                     $ 1,541,914       $ 1,283,319
               Provision for doubtful accounts receivable            458,193           192,066
               Capital grants recognized                             (53,363)          (56,224)
               Increase in deferred compensation liability           173,740            86,814
               Increase in deferred income taxes                    (446,000)          (54,552)
               Changes in operating assets and liabilities,
                 net of effect from purchase of Tri-Star:
                    Increase in accounts receivable               (5,147,368)       (7,354,885)
                    Increase in inventories                       (2,621,090)       (3,943,775)
                    Increase (decrease) in prepaid
                       expenses and other assets                     252,244          (156,467)
                    Increase in accounts payable                   1,084,353         2,170,992
                    Decrease in income taxes payable                (554,952)         (255,925)
                    Increase (decrease) in accrued expenses
                       and other liabilities                         875,598          (156,126)
                                                                 -----------       -----------

                    Total adjustments to net income (loss)       $(4,436,731)      $(8,244,763)
                                                                 -----------       -----------

NET CASH USED IN OPERATING ACTIVITIES                            $(5,501,141)      $(6,347,812)
                                                                 ===========       ===========




     See accompanying notes to condensed consolidated financial statements.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Information as of September 30, 1998 and 1997 is unaudited)


NOTE 1 - UNAUDITED FINANCIAL INFORMATION

         In the opinion of the Company, the accompanying unaudited Condensed Consolidated Financial Statements contain all adjustments consisting of normal recurring accruals for the nine and three months ended September 30, 1998, necessary to present fairly the financial position of the Company as of September 30, 1998 and the results of operations for the nine and three months ended September 30, 1998 and 1997. The financial statements are presented in condensed form as permitted by the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The accounting policies followed by the Company are set forth in the Company's audited financial statements, which are included in the Company's Annual Report on Form 10-K for the year ended December 31, 1997, filed with the Securities and Exchange Commission (the "Form 10-K"). The results of operations for the nine and three months ended September 30, 1998 are not indicative of the results to be expected for the full year. The Company's net sales and profitability generally experience stronger performance in the third and fourth quarters. These unaudited condensed financial statements should be read in conjunction with the Company's audited financial statements included in the Form 10-K.


NOTE 2 - EARNINGS PER SHARE

         Earnings per share are calculated using the weighted average number of shares outstanding of common stock and dilutive common stock equivalents during each period presented. The Company has adopted Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings Per Share," which requires the presentation of: (1) "Basic Earnings per Share," computed by dividing income available to common shareholders by the weighted average number of common shares outstanding during the period and (2) "Diluted Earnings per Share," which gives effect to all dilutive potential common shares that were outstanding during the period, by increasing the denominator to include the number of additional common shares that would have been outstanding if the dilutive potential common shares had been issued. The options outstanding at September 30, 1998 and December 31, 1997 have not been included in diluted earnings per share due to their anti-dilutive nature.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)
          (Information as of September 30, 1998 and 1997 is unaudited)


NOTE 3 - INVENTORIES

         A summary of inventories by major classification is as follows:

                                 September 30,      December 31,
                                      1998              1997
                                 -------------      ------------
          Raw Materials          $  3,896,675       $  4,217,281
          Work-in-process          12,559,026          8,038,662
          Finished goods           13,076,827         11,179,947
          (LIFO Reserve)             (120,000)          (120,000)
                                 ------------       ------------

          Total inventories      $ 29,412,528       $ 23,315,890
                                 ============       ============


NOTE 4 - ACQUISITION

         On July 14, 1998, the Company acquired all of the issued and outstanding shares of capital stock of Tri-Star Hosiery Mills, Inc. ("Tri-Star"), a sports sock manufacturer located in Mebane, North Carolina, for $3.5 million in cash and $4.0 in assumed debt, in a transaction accounted for as a purchase. The excess of cost over fair value of net assets acquired
(goodwill) of $2.8 million is being amortized over fifteen years.


NOTE 5 - LONG-TERM DEBT

         On July 14, 1998, the Company amended its existing bank loan agreement (the "Loan Agreement"). The amended agreement provides for a $34,000,000 revolving line of credit due June 30, 2000 (the "Revolving Credit Facility"). In addition to the Company's existing term loan of $4.0 million ("Term Loan A"), the amended agreement provides for two additional term loans of $500,000 ("Term Loan B") and $615,000 ("Term Loan C") for the funding of the acquisition of Tri-Star.

         On September 8, 1998, the Company and its lender entered into a forbearance agreement (the "Agreement"), which acknowledges that events of default occurred as of June 30, 1998 and have continued under the Loan Agreement. Specifically, the Company is in violation of minimum domestic tangible net worth and fixed charge coverage ratios, as specified in the Loan Agreement. As such, the Company has requested, and the lender has agreed, subject to all of the terms, conditions and provisions of the Agreement, to forbear for a specified period from exercising the various rights and remedies available to the lender when an event of default has occurred and is continuing under the Loan Agreement.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)
          (Information as of September 30, 1998 and 1997 is unaudited)


NOTE 5 - LONG-TERM DEBT (Continued)

         During the forbearance period, defined as the period beginning on September 8, 1998 and ending on the earlier of December 31, 1998 or the date on which any forbearance condition fails or ceases to be satisfied, the terms of the Agreement allow for the lender to continue to make revolving credit loans to the Company in accordance with the provisions of the Loan Agreement, modified as follows: (1) no minimum revolving credit availability, (2) interest on all loans will be charged from and after September 1, 1998 at the prime rate plus 0.37% and (3) the London InterBank Offered Rates ("LIBOR") based option will not be available.

         The Company's obligations under the Agreement include obtaining a written proposal, on or before September 30, 1998, from a commercial lender indicating the terms and conditions on which it proposes to make available to the Company, credit facilities permitting the Company to repay the secured obligations owed to its existing lender. On or before November 30, 1998, the Company must secure a binding commitment letter detailing the credit facilities to be extended to the Company. By December 31, 1998, the Company is obligated to repay the secured obligations in full and deliver a binding general release to its existing lender.

         As a result of the events of default and the subsequent Agreement, the Company has reclassified $32,650,556 of long-term debt to a current liability at September 30, 1998. On September 18, 1998, the Company received a written proposal from the lender management believed offered the terms and conditions most favorable to the Company. Management authorized the proposed lender to begin conducting its due diligence. Based on discussions with the proposed lender regarding the results of its due diligence, management expects to receive a firm commitment by November 30, 1998, for a $35.0 million revolving credit facility and $6.0 million in term debt with funding to occur by the end of the fiscal year.

         Prior to the forbearance agreement, the rate of interest charged for borrowings under the loan agreement was based on the lending bank's prime rate or LIBOR (8.01450% at August 31, 1998, prior to the effective date of the forbearance agreement). Funds borrowed under Term Loan B bear interest at the same rates as the other term loans plus 0.75%. These loans are collateralized by substantially all assets of the Company.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)
          (Information as of September 30, 1998 and 1997 is unaudited)


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

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)
          (Information as of September 30, 1998 and 1997 is unaudited)


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

         Total comprehensive income is as follows:

                                                     For the Nine Months Ended
                                                          September 30,
                                                        1998           1997
                                                    -----------     ----------
Net income (loss)                                   $(1,064,410)    $1,896,951
Other comprehensive income (loss), net of tax           205,394       (386,584)
                                                    -----------     ----------

Comprehensive income (loss)                         $  (859,016)    $1,510,367
                                                    ===========     ==========


         Accumulated other comprehensive income consists solely of foreign currency translation adjustments, and is presented below as follows:

                                                    For the Nine Months Ended
                                                            September 30,
                                                        1998          1997
                                                    ---------      ---------
Beginning balance                                   $(219,546)     $ 227,104
Current period change, net of taxes of $115,534
     and $217,453, respectively                       205,394       (386,584)
                                                    ---------      ---------

Ending balance                                      $ (14,152)     $(159,480)
                                                    =========      =========

Item 2: Management's Discussion and Analysis of Financial Condition and Results of Operations


         The following discussion and analysis provides information regarding the Company's consolidated financial condition as of September 30, 1998 and its results of operations for the three and nine months then ended. This discussion and analysis should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Form 10-K, and the unaudited interim consolidated financial statements and notes thereto included elsewhere in this report. The results of operations for the three and nine months ended September 30, 1998 are not indicative of results expected for the year ending December 31, 1998. See "Seasonality" in discussion below.


General


         The following table presents the Company's net sales by product category for the three-month and nine-month periods ended September 30, 1998 and 1997, expressed in thousands of dollars and as a percentage of total net sales.

                                      Three Months Ended September 30,                 Nine Months Ended September 30,
                                      --------------------------------                 -------------------------------
                                         1998                   1997                      1998                   1997
                                         ----                   ----                      ----                   ----
Socks:
Sports specific                 $ 8,830         27.6%    $ 5,303         20.5%    $21,502         29.2%    $15,472         23.2%
Sports promotional                7,927         24.7       5,482         21.2      19,500         26.5      15,871         23.8
Active sport                        311          1.0         594          2.2       1,269          1.7       1,608          2.4
Rugged outdoor and
  heavyweight casual              5,281         16.5       5,794         22.4       8,776         11.9      10,055         15.1
                                -------      -------     -------      -------     -------      -------     -------      -------
     Total socks                $22,349         69.8%    $17,173         66.3%    $51,047         69.3%    $43,006         64.5%
                                -------      -------     -------      -------     -------      -------     -------      -------

Women's Hosiery:
Sheer pantyhose and knee-highs  $ 4,228         13.2%    $ 2,634         10.2%    $ 9,705         13.2%    $10,658         16.0%
Tights and trouser socks          5,452         17.0       6,082         23.5      12,868         17.5      13,026         19.5
                                -------      -------     -------      -------     -------      -------     -------      -------
     Total women's hosiery      $ 9,680         30.2%    $ 8,716         33.7%    $22,573         30.7%    $23,684         35.5%
                                -------      -------     -------      -------     -------      -------     -------      -------
          Total net sales       $32,029        100.0%    $25,889        100.0%    $73,620        100.0%    $66,690        100.0%
                                =======      =======     =======      =======     =======      =======     =======      =======


         The net sales by product category for the three and nine months ended September 30, 1998 are not indicative of the net sales by product category expected for the year ending December 31, 1998, because sales of rugged outdoor and heavyweight casual socks and tights and trouser socks typically are higher during the third and fourth quarters.

Results of Operations


         The following table presents the Company's results of operations as a percentage of net sales for the three and nine months ended September 30, 1998 and 1997.


                                     Three Months Ended        Nine Months Ended
                                       September 30,              September 30,
                                    1998           1997       1998          1997
                                    ----           ----       ----          ----
Net sales                           100.0%       100.0%       100.0%       100.0%
Cost of goods sold                   81.2         77.9         82.7         78.3
                                  -------      -------      -------      -------
        Gross profit                 18.8%        22.1%        17.3%        21.7%
Selling, general and
     administrative expenses         14.4         13.1         17.1         15.3
                                  -------      -------      -------      -------
          Operating income            4.4%         9.0%         0.2%         6.4%
Interest expense                     (2.5)        (2.1)        (2.5)        (2.1)
Other income, net                    (0.0)         0.1         (0.0)         0.1
                                  -------      -------      -------      -------
Income (loss) before income taxes     1.9%         7.0%        (2.3)%        4.4%
Income tax expense                    0.9          2.6         (0.8)         1.6
                                  -------      -------      -------      -------

          Net income (loss)           1.0%         4.4%        (1.5)%        2.8%
                                  =======      =======      =======      =======


Comparison of Three Months Ended September 30, 1998 to Three Months Ended September 30, 1997


         Net sales for the three months ended September 30, 1998 increased to $32.0 million, compared to $25.9 million for the same period a year ago, an increase of $6.1 million, or 23.6%. The increase in net sales is primarily attributable to the acquisition of Tri-Star Hosiery Mills, Inc. ("Tri-Star"), which the Company completed on July 14, 1998. Net sales for Tri-Star for the three months ended September 30, 1998 were $4.4 million, which represented 72.1% of the increase in net sales for the period. The Company's sock operation in Newton, North Carolina experienced an increase in net sales of $1.7 million for the quarter, compared to the same period a year ago, primarily as a result of increased sales of socks in the sports specific product category. Sales of products in the sports promotional category increased approximately 45% as a result of the Tri-Star acquisition.

         Gross profit for the quarter ended September 30, 1998 was $6.0 million, compared to $5.7 million for the same period in 1997, an increase of $0.3 million, or 5.3%. As a percentage of net sales, gross profit decreased to 18.8% for the three months ended September 30, 1998, compared to 22.1% during the same period in 1997. The Company continues to face declining gross profit margins in each of its product categories. Although the Company planned to accept certain sales programs for 1998 at lower margins than historically had been achieved, other unforeseen circumstances increased the decline in margins. The Company's women's hosiery operation failed to manufacture at planned production levels during the quarter, resulting in negative manufacturing variances and poor shipping execution. Management has taken appropriate measures to improve the execution of its manufacturing plan and minimize the negative variances incurred to date. However, the impact of the deficiencies will continue to be felt through the end of the year. In addition, the gross profit margin for the rugged outdoor and heavyweight casual sock product category decreased from 22.6% in 1997 to 16.3% in 1998. The primary reason for this reduction is due to changes in the mix of products produced by this division dictated by market conditions. Moreover, the Company has completed a re-engineering of a majority of the manufacturing departments for this product category in an effort to reduce costs and improve margins. Management expects the Company to begin realizing the benefits of these efforts in early 1999.

         Selling, general and administrative expenses for the three months ended September 30, 1998 and 1997 were $4.6 million and $3.4 million, respectively. As a percentage of net sales, selling, general and administrative expenses increased to 14.4% for the quarter ended September 30, 1998, compared to 13.1% for the same period a year ago. Selling, general and administrative expenses increase by $339,000 this quarter as a result of the Tri-Star acquisition. Royalty expenses associated with licensed brands, ongoing advertising and marketing expenses relating to the Evan-Picone women's hosiery program, as well as an increase in freight charges resulting from the implementation of a private label program with a large U.S. retailer, caused the balance of the increase in selling, general and administrative expenses for the quarter.

         Operating income for the three months ended September 30, 1998 was $1.4 million, compared to $2.3 million, a decrease of $0.9 million, or approximately 39%. The decrease in operating income is a result of the declining margins and the increase in selling, general and administrative expenses.

         Interest expense for the quarter ended September 30, 1998 increased 43.7% to $786,000 from $547,000 for the three months ended September 30, 1997. This increase is attributable primarily to the acquisition of Tri-Star, which added $7.5 million of new and assumed debt to the Company's total interest-bearing liabilities.

         Income tax expense for the three months ended September 30, 1998 and 1997 was $274,000 and $668,000, respectively.

         Net income for the quarter ended September 30, 1998 was $329,000, compared to $1.1 million for the same period a year ago. The decrease in net income resulted from lower gross profit margins combined with higher selling, general and administrative expenses and increased interest expense.

Comparison of Nine Months Ended September 30, 1998 to Nine Months Ended September 30, 1997

         Net sales for the nine months ended September 30, 1998 were $73.6 million, compared to $66.7 million for the nine months ended September 30, 1997. The Tri-Star acquisition provided additional revenues of $4.4 million for the period, representing approximately 64% of the net sales increase. The increase in net sales attributable to Tri-Star was offset by significant reductions in net sales occurring in the Company's women's hosiery and rugged outdoor and heavyweight casual sock product categories. Net sales for the nine months ended September 30, 1998 also were adversely impacted by a one-time charge of $900,000 recorded by the Company during the second quarter relating to the re-launch of the Evan-Picone women's hosiery program.

         Gross profit for the nine months ended September 30, 1998 was $12.7 million, compared to $14.5 million for the same period in 1997, a decrease of $1.8 million, or 12.4%. As a percentage of net sales, gross profit decreased to 17.3% for the nine months ended September 30, 1998, compared to 21.7% during the same period in 1997. Gross profit margins have declined in each of the Company's product categories. These declines are primarily due to negative manufacturing variances in the women's hosiery operation and a shift in the mix of rugged outdoor and heavyweight casual sock products sold that included a higher concentration of items with lower margins. Gross profit for the nine months ended September 30, 1998 also was adversely affected by the charge taken during the second quarter relating to the Evan-Picone re-launch.

         For the nine months ended September 30, 1998 and 1997, selling, general and administrative expenses were $12.6 million and $10.2 million, respectively. As a percentage of net sales, selling, general and administrative expenses increased from 15.3% for the first nine months of 1997, compared to 17.1% for the same period the in 1998. Selling, general and administrative expenses increased by $339,000 as a result of the Tri-Star acquisition. Selling, general and administrative expenses also were negatively impacted by $700,000 of charges taken by the Company during the second quarter relating to costs associated with the management information systems implementation and increases in the Company's allowance for doubtful accounts.

         Income from operations for the nine months ended September 30, 1998 and 1997 was $0.2 million and $4.2 million respectively. With the exception of the Company's subsidiary in the Republic of Ireland and Tri-Star, each of the Company's operating divisions posted a decrease in operating income for the nine months ended September 30, 1998. The decrease in income from operations is attributable to the decline in gross profit amount and margin and the increase in selling, general and administrative expenses. The $900,000 and $700,000 one-time charges taken by the Company during the second quarter also contributed to the decrease in income from operations for the nine-month period ending September 30, 1998.

         Interest expense for the nine months ended September 30, 1998 was $1.8 million, compared to $1.4 million for the same period the prior year, an increase of 28.6%. The funding of the Tri-Star acquisition with new and assumed debt in July 1998 and an increase in average borrowings for the nine-month period ended September 30, 1998 account for the increase in interest expense.

         Income tax (benefit) for the nine months ended September 30, 1998 was $(611,000), compared to income tax expense of $1.0 million for the nine months ended September 30, 1997. The income tax benefit for 1998 is the result of the operating loss incurred to date.

         Net loss for the nine months ended September 30, 1998 was $(1.1) million, compared to net income of $1.9 million for the same period in 1997, a decrease in earnings of $3.0 million for the nine-month period. The erosion of gross profit margins and the increase in selling, general and administrative expenses and increased interest expense have all affected the Company's profitability for the nine months ended September 30, 1998. The net loss of $(1.1) million also included approximately $1.0 million of after-tax charges taken by the Company during the second quarter.


Liquidity and Capital Resources


         Cash flows used in operating activities during the nine months ended September 30, 1998 and 1997 were $(5.5) million and $(6.3) million, respectively. The negative cash flow from operating activities during the first nine months of 1998 resulted from a $5.1 million increase in accounts receivable since December 31, 1997. The Company generally experiences a higher level of accounts receivable at the end of the third quarter as a result of its heavier shipping season during the third quarter.

        In addition to cash flow from operations, the Company obtains working capital and, on a temporary basis, finances its capital expenditures for equipment modernization, through borrowings under the Company's revolving credit facility (the "Revolving Credit Facility"). The Revolving Credit Facility provides for borrowings up to $34.0 million. As of November 12, 1998, $27.8 million was outstanding under the Revolving Credit Facility, and there was $6.2 million available for additional borrowings. Prior to September 1, 1998, funds borrowed under the Revolving Credit Facility bore interest at a rate based on LIBOR (8.01450% at August 31, 1998, prior to the effective date of the forbearance agreement). The Revolving Credit Facility is secured by the Company's accounts receivable, inventory, equipment and certain real property. Amounts borrowed under the Revolving Credit Facility may not exceed the sum of specified percentages of the Company's accounts receivable and inventory.

         Based on the Company's results of operations for the quarter ended
June 30, 1998, the Company was in violation of certain financial covenants with respect to the Revolving Credit Facility and term loans. As such, on September 8, 1998, the Company entered into a forbearance agreement with the lender, acknowledging the existence of such defaults. Under the terms of the forbearance agreement, for the period beginning September 8, 1998 and ending on December 31, 1998, or at an earlier date on which any forbearance condition fails or ceases to be satisfied, the lender has agreed that it will not exercise any of its rights or remedies available to it upon default. Further, the lender agreed to continue making loans to the Company under the Revolving Credit Facility, at the lender's discretion, in accordance with the provisions of the loan agreement. The following modifications to the terms of the loan agreement apply during the forbearance period: (i) there will be no minimum revolving credit availability,
(ii) beginning after September 1, 1998, interest on all loans will be charged at the prime rate plus 0.37%, and (iii) the LIBOR based rate previously available to the Company will no longer be available.

         The Company's obligations under the forbearance agreement include obtaining a written proposal, on or before September 30, 1998, from a commercial lender indicating the terms and conditions on which it proposes to make available to the Company, credit facilities permitting the Company to repay the secured obligations owed to its existing lender. On or before November 30, 1998, the Company must secure a binding commitment letter detailing the credit facilities to be extended to the Company. By December 31, 1998, the Company is obligated to repay the secured obligations to its existing lender.

         The Company has solicited and received preliminary proposals from six different commercial lenders to replace the Revolving Credit Facility and existing term loans. On September 18, 1998, the Company received a written proposal from the lender management believed offered the terms and conditions most favorable to the Company. Management authorized the proposed lender to begin conducting its due diligence. Based on discussions with the proposed lender regarding the preliminary results of its due diligence, management expects to receive a firm commitment by November 30, 1998, for a $35.0 million revolving credit facility and $6.0 million in term debt with closing to occur by the end of the fiscal year. Although management is working diligently to obtain financing and expects to do so by December 31, 1998, no assurance can be given that the Company will in fact be successful in meeting this condition of the forbearance agreement.

         For some time, the Company's Year 2000 Project team has been reviewing and assessing the Company's management information system and its compliance with the Year 2000. The project team, selected by executive management and comprised of senior managers from relevant functional areas, has been managing the implementation of the Company's new enterprise-wide management information system. Once completed, the system will link each of the Company's facilities electronically and provide operational improvements in manufacturing, forecasting, planning, distribution and financial reporting. Additionally, the new system will address the issues regarding Year 2000 compliance and date driven applications. The Company's suppliers and customers are being informed of the Company's Year 2000 compliance plan, and have been asked to provide the Company with their Year 2000 compliance plans.

         Because the Company's Year 2000 compliance plan involves a complete overhaul of its management information system, the expected total cost of the project is $3.0 million. Approximately $1.9 million had been disbursed as of November 13, 1998. An additional $1.1 is expected to be expended over the next six months. As of November 13, 1998, the project was approximately 65% complete. Management expects the Company's new management information system to become operational just after the end of the first quarter of 1999. Financing of the project has been provided by the Company's Revolving Credit Facility, a leasing arrangement for certain hardware and additional term loans of approximately $470,000.

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

Impact of Recent Accounting Pronouncements

      In June 1997, the Financial Accounting Standards Board issued
SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information," which supercedes SFAS No. 14, "Financial Reporting for Segments of a Business Enterprise." SFAS No. 131 establishes standards for the way that public companies report information about operating segments in interim financial statements issued to the public. It also establishes standards for disclosures regarding products and services, geographic areas and major customers. SFAS No. 131 defines operating segments as components of a company about which separate financial information is available that is regularly evaluated by the chief decision makers in deciding how to allocate resources and in assessing performance.

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

PART II - OTHER INFORMATION

Item 6: Exhibits and Reports on Form 8-K

The Company is filing the following exhibits with this report:

(a)      Exhibit 10.1 - Forbearance Agreement
(b)      Exhibit 27 - Financial Data Schedule (for SEC use only)


No Current Reports on Form 8-K were filed by the Company during the quarter for which this report is filed.

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                           RIDGEVIEW, INC.



Date:  November 13, 1998                   By:  /s/ Walter L. Bost, Jr.
                                                -----------------------
                                                Walter L. Bost, Jr.
                                                Executive Vice President
                                                and Chief Financial Officer