Form 10-K
period 1998-12-31
RIDGEVIEW INC
filed 1999-04-15
CIK 1018891

                                    FORM 10-K
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 1998

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
                                Yes  X    No
                                    ---      ---

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K [ ].

         The aggregate market value of the common stock (its only voting stock) held by non-affiliates of the Company, as of April 12, 1999, was $5,906,230. (Reference is made to the final paragraph of Part I herein for a statement of the assumptions upon which the calculation is based.)

         As of April 12, 1999, there were 3,000,000 shares of the Company's common stock outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

         In Part II of this report, information is incorporated by reference from the Company's Annual Report to Shareholders for the year ended December 31, 1998. In Part III of this report, information is incorporated by reference to the proxy statement for the annual meeting of shareholders to be held May 25, 1999.

                                 Ridgeview, Inc.
                               Index to Form 10-K
                      For the Year Ended December 31, 1998

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

                                     PART I

ITEM 1 - BUSINESS

GENERAL

         Ridgeview, Inc. ("Ridgeview" or the "Company") designs, manufactures and markets a complete range of sports, rugged outdoor and heavyweight casual socks as well as a wide variety of women's hosiery products, including tights, trouser socks, pantyhose and knee-highs. Management believes that the Company is one of the leading vendors of sports socks to sporting goods and active apparel stores. The Company also sells its products to department stores, discount stores and a variety of other retailers. In addition, the Company produces sports socks for sale by others under such widely-recognized brand names as adidas, ASICS, Bass, Brooks, Fila, Head Sportswear, IZOD, New Balance and Reebok and women's hosiery products for sale under the Liz Claiborne and Elisabeth brand names. Under license agreements, the Company produces and sells socks and women's hosiery directly to retailers under the brand names Coleman, Ellen Tracy, Evan-Picone, Rockport and Woolrich. The Company estimates that approximately two-thirds of its net sales in the current fiscal year will be derived from sales of socks with the balance derived from sales of women's hosiery products. As of April 12, 1999, the Company had approximately 3,500 customers in the United States, Europe and other parts of the world.

         The Company was founded in 1912 in Newton, North Carolina by a group of individuals, including Joseph Albert Gaither, grandfather of the Company's Chairman and great grandfather of the Company's President and Chief Executive Officer, as a manufacturer of women's hosiery. In the mid-1970's the Company began diversifying its product line to include sports socks, and during the past twelve years the Company has diversified geographically and modernized its production capacity, increased its domestic customer base, expanded its contract manufacturing business, acquired the rights to manufacture and sell socks and women's hosiery under several widely-recognized brand names and increased its marketing activities and sales in Europe and other foreign markets. In 1986, the Company established a manufacturing facility in the Republic of Ireland to serve European customers and in 1992 established a manufacturing facility in Ft. Payne, Alabama to produce promotionally-priced, multi-pair pack sports socks. In June 1995, the Company expanded its manufacturing capacity and customer base by acquiring Seneca Knitting Mills Corporation ("Seneca"), which has been engaged exclusively in designing, manufacturing and marketing rugged outdoor and heavyweight casual socks since 1954. In 1995, the Company also completed a major expansion of its manufacturing facility in the Republic of Ireland to accommodate growth from a new sports sock manufacturing program for adidas. In July 1998, the Company again added to its customer base and finishing capacity by acquiring Tri-Star Hosiery Mills, Inc. ("Tri-Star"). The acquisition of Tri-Star strategically positioned the Company to become an even more efficient low-cost producer of multi-pair pack socks by integrating a substantial portion of Tri-Star's production into the Company's knitting and finishing facility in Ft. Payne, Alabama. Also, in January 1999, the Company announced plans to relocate the manufacturing operations of Seneca to its knitting and finishing facility in Ft. Payne, Alabama. The relocation of the manufacturing of rugged outdoor and heavyweight casual socks is expected to significantly reduce the manufacturing costs of this product category.

OPERATING STRATEGIES

         In recent years, manufacturers of socks and women's hosiery have experienced a period of rapid technological change and encountered a demanding retail environment characterized by customers' expectations of immediate order fulfillment and depth in all product categories. The Company has adopted the following operating strategies to respond to these industry developments.

                  PRODUCING HOSIERY PRODUCTS FOR SALE UNDER BRAND NAMES. The Company produces socks for sale under its own brand names and for sale by athletic footwear companies and others under such widely-recognized brand names as adidas, ASICS, Bass, Brooks, Fila, Head Sportswear, IZOD, New Balance and Reebok. Under licensing arrangements, the Company produces and sells women's hosiery products directly to retailers under the Ellen Tracy and Evan-Picone brand names and socks under the Coleman, Rockport and Woolrich brand names. The Company also manufactures women's hosiery products for Liz Claiborne, Inc. under its brand names. Management believes that the Company's reputation as a producer of well-known branded products, including its own branded products in the sporting goods retail industry, distinguishes the Company from many of its competitors that manufacture socks and women's hosiery for sale only under retailers' private labels.

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

                  MANUFACTURING A BROAD RANGE OF PRODUCTS. For a number of years the Company has manufactured a complete range of sports socks and produced a wide variety of women's hosiery products, including tights, trouser socks, pantyhose and knee-highs. With the Seneca acquisition in 1995, the Company added rugged outdoor and heavyweight casual socks to its product lines.

                  MAINTAINING A LARGE AND DIVERSE CUSTOMER BASE. As of April 12, 1999, the Company had approximately 3,500 customers in the United States, Europe and other parts of the world. Only one of such customers, Target, accounted for more than 10% of the Company's 1998 net sales and is expected to account for more than 10% of the Company's 1999 net sales. Management believes that maintaining a large and diverse customer base puts the Company in a stronger position to recover increased raw material and manufacturing costs through price increases than many of the Company's competitors who are dependent on a small number of major customers.

                  PROVIDING RAPID ORDER FULFILLMENT. The Company maintains finished inventory of many of its products that allows the Company to fill and deliver customer orders for those products generally within three days of the date the order is placed. In recent years, the Company has made capital investments in information technology to develop and implement its Quick Response Inventory System, which coordinates its manufacturing and order fulfillment systems with the sophisticated electronic inventory management control systems employed by an increasing number of the Company's larger customers.

                  FOCUSING ON CONSISTENT, HIGH QUALITY. The Company believes that consistent product quality is as important to its customers as rapid order fulfillment. The Company maintains a rigorous quality assurance program for its manufacturing operations and enjoys a good reputation among its customers for product quality.

OPERATIONS

         SPORTS SOCKS. The Company manufactures an extensive collection of sports specific, active sport and sports promotional socks for men, women and children. The socks are knitted from a variety of natural and synthetic fibers and are manufactured in a wide array of styles, including tubes, crews, half-crews, quarters, rolldowns, slouches and cuffs.

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

         RUGGED OUTDOOR AND HEAVYWEIGHT CASUAL SOCKS. The Company's collection of rugged outdoor and heavyweight casual socks, which expanded significantly with the acquisition of Seneca, is designed for hikers and other outdoor enthusiasts as well as consumers who appreciate the value of heavyweight casual socks. The collection of rugged outdoor and heavyweight casual socks includes varying styles of thermal insulated, hiking and trekking, general outdoor wear and heavyweight casual socks, sold under private labels, the Company's Ridgeview name or licensed brands such as Coleman and Woolrich.

         In June 1995, Seneca began manufacturing rugged outdoor and heavyweight casual socks under the licensed brand name Woolrich. Under an agreement with Woolrich, Inc., the Company has the right to manufacture and sell rugged outdoor and heavyweight casual socks under the Woolrich name in the United States. The Company must meet minimum annual sales thresholds that increase during the license term and pay a royalty equal to the greater of 5% of its net sales of Woolrich brand socks or the applicable minimum annual sales amount. The license agreement with Woolrich, Inc. expires on December 31, 2001. An additional three-year renewal option is available to the Company provided its performance as licensee has been satisfactory.

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

         The fibers used in manufacturing the rugged outdoor and heavyweight casual and ski sock collections include wool, wool blend, cotton and silk. They also include such synthetic fibers as polypropylene (which when blended with wool or cotton provides a superior level of durability and serves to effectively wick moisture away from the skin, keeping feet dry), turbo hi-bulk acrylic (a premium grade of acrylic that provides high bulk, softness and loft), Thermax (a hollow core fiber used in cold weather socks that traps warmth while wicking moisture away from the skin) and CoolMax. The thermal underwear/leggings are constructed from a blend of DuPont's newest cold weather resistant polyester fiber, Thermostat, and spandex fiber, Lycra.

         WOMEN'S HOSIERY PRODUCTS. The Company manufactures a complete line of women's private label hosiery, including more than 600 styles of tights, trouser socks, pantyhose and knee-highs available in all popular colors and textures. The Company's largest customer for these private label products is Target. In 1994, the Company entered the designer segment of the women's hosiery market through the negotiation of the license to manufacture and sell women's hosiery under the Ellen Tracy brand name in the United States and Canada. The licensor, Ellen Tracy, Inc., is a designer and manufacturer of "upmarket" women's ready-to-wear fashions. In return, the Company must meet certain quality standards, distribute primarily to better department and specialty stores, sell only limited quantities of Ellen Tracy hosiery at discounted prices and pay a royalty equal to 7% of its net sales of Ellen Tracy products. In addition, the Company is required to expend in each year the agreement is in effect an amount equal to 3% of the annual sales targets on advertising and promotions of Ellen Tracy products. Approximately one-half of that amount is required to be made in the form of a contribution to the national advertising budget of the licensor. The Company has broadened the Ellen Tracy product line beyond the original limited product category of high-end tights and trouser socks to include dress pantyhose and casual socks and improved the packaging of the entire line of Ellen Tracy products. Ellen Tracy hosiery products are available in tights, trouser socks, casual sock and pantyhose sold at premium retail prices.

         The Company has sold women's hosiery products under the Ellen Tracy brand name since 1994, meeting the minimum annual sales thresholds established by Ellen Tracy, Inc. in two out of the four years ended December 31,1997. As a result of the otherwise satisfactory relationship between the Company and Ellen Tracy, Inc., in June 1998, the Company was awarded an extension of the original license agreement for a three-year period beginning January 1998 and concluding in December 2000. Under the terms of the extension, Ellen Tracy, Inc. established guaranteed minimum royalty payments of $400,000, $475,000 and $525,000 for each of the three years ending December 31, 1998, 1999 and 2000, respectively.

         On May 28, 1996, the Company negotiated a license to manufacture and sell women's sheer hosiery and medium-weight tights under the Evan-Picone brand name, a widely-recognized and established brand of women's hosiery. The initial term of the license agreement ends December 31, 1999, but the license is renewable at the Company's option for another three years, provided the Company has satisfied the minimum annual sales threshold of $14.0 million for the twelve-month period ending June 30, 1999. Although the Company has failed to achieve the minimum annual sales threshold, the licensor, Jones Investment Co., Inc., has revised the minimum guaranteed royalty amount for the annual period ending December 31, 1999 to $400,000. Additionally, the Company successfully re-launched the entire Evan-Picone line of women's hosiery in 1998, with favorable response from its customer base. As a result of the Company's investment in re-launching the program, the licensor has offered the Company the option of renewing the license agreement for either a one-year or three-year period. Guaranteed minimum royalty payments associated with the renewal options are $500,000 for the one-year period, or $500,000, $600,000 and $700,000 for each of the three-years ended December 31, 2001. The Company is currently evaluating both options and expects to extend the license agreement for not less than one year.

SALES AND MARKETING

         The following table provides an overview of the sales and marketing of the Company's finished products by product category, pricing approach, selected brand names, market segment, major customers and method of distribution.

                                                           SELECTED
                                             PRICING         BRAND         DISTRIBUTION         MAJOR
  PRODUCT CATEGORY    GENERAL DESCRIPTION    APPROACH        NAMES        CHANNELS USED       CUSTOMERS

SOCKS

Sports specific       Functional, high      Moderate    adidas,          Sporting goods    The Sports
                      quality socks with                Reebok, Fila,    stores,           Authority, Just
                      extra cushioning                  Converse,        athletic          for Feet,
                      that allow an                     IZOD, Head,      footwear          Sports, Champs,
                      individual to match               ASICS,           stores,           Oshman's
                      socks to a                        Ridgeview, Pro   athletic          SuperSports
                      particular sport                  AM, Coleman      footwear and      USA, J.C.
                      activity                                           apparel           Penney, The
                                                                         manufacturers     Gap, Reebok,
                                                                                           Fila

Sports promotional    Lightweight, basic    Value       SportSox,        Sporting goods    The Sports
                      cushion socks for a               GAMEsocks,       stores,           Authority, Just
                      variety of uses                   Coleman,         athletic          for Feet,
                                                        Reebok           footwear          Champs,
                                                                         stores, mass      Footlocker,
                                                                         market and        Lady
                                                                         discount stores   Footlocker,
                                                                                           Oshman's,
                                                                                           SuperSports
                                                                                           USA, Wal-Mart

Rugged outdoor and    Heavyweight socks     Moderate    Woolrich,        Mass market and   Kmart, J.C.
heavyweight casual    with true rib         to Premium  Oyster Bay,      discount          Penney, The
                      construction made                 Winchester,      stores, outdoor   Gap, Lands'
                      with wool and                     Seneca, Coleman  specialty         End, Eddie
                      cotton blends for                                  stores,           Bauer, Wal-Mart
                      hiking, skiing,                                    department        Stores,  Target
                      hunting and other                                  stores, mail
                      active outdoor uses                                order
                                                                         retailers,
                                                                         sporting goods
                                                                         stores

Active sport          Cushion-engineered    Premium     LineOne          Sporting goods    The Sports
                      socks with fiber                                   stores,           Authority,
                      and construction                                   athletic          Champs,
                      elements intended                                  footwear          Oshman's
                      to provide high                                    stores,           SuperSports
                      performance                                        athletic          USA, J.C. Penney
                      features for the                                   footwear and
                      serious athlete                                    apparel
                                                                         manufacturers
WOMEN'S HOSIERY

Tights and trouser
socks                 Opaque, durable       Moderate    Ellen Tracy,     Department        Target, J.C.
                      pantyhose and         to Premium  Liz Claiborne    stores, mass      Penney, The
                      trouser socks made                                 market and        Marmaxx Group,
                      with heavy-weight                                  discount          Wal-Mart,
                      nylon yarns and                                    stores, women's   Mercantile,
                      with spandex in                                    fashions          Dillard's,
                      either half or all                                 specialty stores  Federated
                      of the knitted                                                       (Macy's,
                      courses                                                              Rich's), Neiman
                                                                                           Marcus,
                                                                                           Parisian,
                                                                                           Nordstrom

                                                          Selected
                                            Pricing         Brand        Distribution          Major
Product Category      General Description   Approach        Names        Channels Used       Customers
----------------      -------------------   --------      --------       -------------       ---------
Sheer pantyhose and   Basic ladies          Value to    Ellen Tracy,     Mass market,      Target, J.C.
knee-highs            pantyhose and         Premium     Liz Claiborne,   discount and      Penney,
                      knee-highs made                   Evan-Picone      department        Wal-Mart, The
                      with lightweight                                   stores            Marmaxx Group,
                      nylon yarns and                                                      Mercantile,
                      nylon/spandex yarns                                                  Dillard's,
                      for everyday and                                                     Federated
                      special uses                                                         (Macy's,
                                                                                           Rich's), Neiman
                                                                                           Marcus,
                                                                                           Parisian,
                                                                                           Nordstrom

         SPORTS, RUGGED OUTDOOR AND HEAVYWEIGHT CASUAL SOCKS. Management believes the Company is one of the leading vendors of sports socks to sporting goods and active apparel stores. The Company also sells its own and licensed brand name socks to athletic footwear stores, sporting goods dealers, department stores and mass merchandisers throughout the United States and Canada. Among the Company's leading customers for its own sports sock brands are Just for Feet, The Sports Authority and Oshman's Sporting Goods. Among the Company's leading customers for its rugged outdoor and heavyweight casual socks, most of which are sold under various retailers' private labels, are Kmart, J.C. Penney and The Gap.

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

         In conjunction with its retailers, the Company employs a sophisticated marketing program for its own footwear collection designed to increase sales by educating consumers about the benefits of its active sports, sports specific and rugged outdoor and heavyweight casual socks. For example, the Company's LINEOne brand of active sports socks are packaged in bright, colorful, attention-getting sleeves printed with extensive information about the benefits of the extra cushioning in high impact areas, the unique qualities and benefits of the natural and synthetic fibers used and other features of the LINEOne brand that are designed to help consumers appreciate the value of these premium-priced socks. The marketing program includes offering retailers a variety of merchandising aids such as floor and counter unit displays equipped with signage bearing the Ridgeview name as well as the Company's brand names. For the Company's promotionally-priced socks, which are typically sold in packages of three or six pairs each, the Company offers retailers free-standing, wire-constructed package bins equipped with similar signage. For most of its socks, the Company also offers a `tier' unit sock display system equipped with Ridgeview and brand name specific signage designed to fit into retailers' existing pegboard or slat wall product display systems.

         Approximately 45% of the Company's sock sales in 1998 were made by a nationwide network of approximately 15 independent sales representatives, most of whom specialize in sporting goods and athletic apparel, who earn commissions on sales of the Company's products. The Company decided in 1998 to minimize its dependence on these independent sales representatives, substantially reducing the number of representatives from approximately 55 at the beginning of the year, to 15 by the end of 1998. This decision allows internal sales personnel to handle the large sporting goods customers in-house, the result of which should be a reduction in commissions paid for sales to those customers. As such, the Company has added additional resources and currently has an internal sales force of eleven employees located at the Company's headquarters. Two of these sales employees work exclusively with large athletic footwear and apparel companies for which the Company serves as a manufacturing source and major private label accounts. Sales of sports socks manufactured at the Company's facility in the Republic of Ireland, which are sold primarily to Adidas AG and Reebok International Ltd. for distribution by them to retail outlets in Europe, are handled by a small group of employees located at that facility.

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

         INTERNATIONAL SALES AND MARKETING OF SOCKS. In 1998, approximately 15% of the Company's sock sales were attributable to sales to customers located outside of the United States. Among the principal countries to which the Company exports socks are the United Kingdom, France, Japan, Singapore and Finland. All of the production at the Company's manufacturing facility in the Republic of Ireland is sold in Europe.

         WOMEN'S HOSIERY PRODUCTS. The Company sells private label women's hosiery products to approximately 150 department stores, specialty retailers, mass market and discount stores throughout the United States in over 5,000 locations. Among the Company's leading customers for its private label products are Target, J.C. Penney, Nordstrom, The Gap and Liz Claiborne, Inc., which designs, contracts for the manufacture of and markets women's hosiery packaged under various trademarks, including Liz Claiborne and Elisabeth, to better department and specialty stores. The Company sells Ellen Tracy women's hosiery to more than 100 department and specialty stores in over 1,000 locations throughout the United States and Canada. Principal customers for the Ellen Tracy line of hosiery products include Saks Fifth Avenue, Neiman Marcus, Nordstrom, Macy's, Bloomingdale's and Dillard's.

         In July 1996, the Company began selling the line of Evan-Picone women's hosiery products, which is distributed through more than 200 department and specialty stores in over 1,500 locations throughout the United States and Canada. Principal customers for the Evan-Picone product line include The Marmaxx Group, Inc., which includes T.J. Maxx and Marshalls, May Department Stores Co., Dillard's, J.C. Penney and Federated Department

Stores. The Company began selling Evan-Picone products through a nationwide network of sales representatives, most of whom sold Evan-Picone products for the Company that previously held the license for the Evan-Picone women's hosiery program. On January 1, 1997, this group of sales representatives became part of the Company's internal sales force.

         In 1997, the Company contracted with a marketing, advertising and public relations firm to develop a series of marketing initiatives aimed at positioning Evan-Picone as a significant competitor in the sheer hosiery marketplace. The initiatives, which included comprehensive consumer focus group studies, new point of sale materials, design and creation of new Evan-Picone packaging and direct mail to consumers, concluded in July 1998, and has effectively transformed the existing line of Evan-Picone products into a newly, redesigned line. The re-launch was completed at a cost of approximately $900,000, which was incurred in 1998. These initiatives have proven to be successful to date, with the majority of the Company's customers for the Evan-Picone program continuing with the newly, redesigned line.

         With the addition of the sales representatives from the Evan-Picone women's hosiery program, the Company's internal sales force for women's hosiery products has grown to 14 employees. This reorganized sales force is now responsible for the private label, Ellen Tracy and Evan-Picone hosiery business. Senior management is actively involved in selling to major accounts and participates during market weeks and at other times in presentations to department stores and specialty retailing customers.

         The Company works closely with retailers, placing special emphasis on packaging and design, to develop attractive and economical private label hosiery programs that will meet with consumer acceptance and generate increased sales for the retailer as well as the Company. For example, the Company has made significant changes in product construction and pricing update for its private label programs with Target and took steps to control product costs by making additional investments in knitting and automated finishing and packaging machinery to increase the efficiency of the Company's manufacturing operations.

         In both its private label and branded business, the Company engages in cooperative advertising with major retail accounts, whereby the Company pays a percentage of the cost of advertising and promotional expenses. In most instances, the percentage of the Company's contribution to the retailer's advertising budget is related to the volume of the Company's sales to the retail account. From time to time, the Company's major yarn suppliers also contribute to the cost of such cooperative advertising and promotions. The Company is required to devote 3% of its Ellen Tracy sales to advertising. In 1998, approximately one-half of that amount was used for cooperative advertising with retail accounts, and the remainder was paid to Ellen Tracy, Inc. to support general advertising of the Ellen Tracy brand name in fashion magazines and other national media.

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

MANUFACTURING

         The discussion below provides an overview of the Company's manufacturing facilities by product categories:

         SPORTS, RUGGED OUTDOOR AND HEAVYWEIGHT CASUAL SOCKS. The Company manufactures socks primarily for inventory requirements based on estimated demand but also in response to customer orders on private label business. The Company maintains finished inventory of its own and licensed brand products under the Company's Quick Response Inventory System. Products maintained in finished inventory are generally shipped within three days of receipt of an order, which in the case of the Company's larger customers is typically received and processed by the Company electronically. Orders for socks not maintained in finished goods inventory are typically shipped within ten to thirty days of receipt of the customer's order, depending upon the size of the order.

         The Company manufactures socks at its facilities in Newton, North Carolina, Ft. Payne, Alabama and the Republic of Ireland. At its facility located in Newton, the Company has 60 knitting machines, all of which are electronic. In its facility located in Ft. Payne, where substantially all of the Company's promotionally-priced, multi-pair pack lightweight cushion socks are made, the Company has 96 electronic knitting machines. At its facility located in the Republic of Ireland, where the Company makes sports specific socks primarily for sale to major athletic footwear and apparel companies, the Company has 80 knitting machines, 50 of which were installed in the last three years. The Company currently plans to relocate 20 electronic knitting machines and approximately 14 mechanical knitting machines from Seneca to its Ft. Payne, Alabama knitting facility. The relocation is expected to be completed by June 1999.

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

         WOMEN'S HOSIERY PRODUCTS. The Company manufactures its women's hosiery products in response to customer orders and for inventory requirements based on estimated demand. The Company maintains finished inventory of certain private label and Ellen Tracy hosiery under the Company's Quick Response Inventory System. Products maintained in finished inventory are generally shipped within three days of receipt of an order from a retail account, which in the case of the Company's larger customers, such as Target, is typically received and processed by the Company electronically. Orders for women's hosiery not maintained in finished goods inventory are typically shipped within ten to thirty days of receipt of the customer's order.

         The Company manufactures women's hosiery products at its facility in Newton, North Carolina, where the Company has 90 new electronic knitting machines, 84 of which were installed in 1997, automated assembly equipment and static dyeing machines. The electronic knitting machines are CAD/CAM-driven and allow the Company to vary its manufacturing runs to adjust quickly to changing patterns in demand without traditional high changeover or retooling costs. The Evan-Picone hosiery program and certain other women's hosiery products are outsourced to other manufacturers. The Company generally operates its women's hosiery-knitting machinery 24 hours a day, five days a week. The finishing of women's hosiery which, includes toe closing, fabricating, boarding and packaging, is generally accomplished by one shift of labor working five days a week. Overtime work is scheduled when necessary to respond to increased product demand. The Company recently purchased new boarding and folding machinery, which by automating certain steps in the finishing process, has reduced the Company's labor requirements for this traditionally labor intensive part of the manufacturing process.

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

         The Company regularly contracts with other manufacturers for greige goods as well as finished hosiery when orders for the Company's women's hosiery products exceed its production capacity. Although management expects to make continuing, significant investments in technology to increase the production capacity and efficiency of its women's hosiery manu-facturing operations, the Company believes that, with the exception of the Evan-Picone program and a limited number of other styles of women's hosiery products that will be outsourced from time to time to other manufacturers, it will have sufficient technologically advanced production capacity to meet current and projected demand for its women's hosiery products for the next several years.

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

QUICK RESPONSE INVENTORY SYSTEM

         The Company has developed its sophisticated Quick Response Inventory System to enable the Company to coordinate its manufacturing operations and order fulfillment system with the electronic inventory control systems employed by most of the Company's women's hosiery customers and an increasing number of its major sport socks customers. The system, which combines bar code technology with electronic data interchange ("EDI"), provides a link between the customers' and the Company's computers, eliminates inefficiencies by automating receipt and processing of customers' orders and allows the Company to respond with "just-in-time" manufacturing techniques to the tighter shipment schedules demanded by large retailers. Using EDI technology, the Company receives from certain major customers, via electronic interchange, weekly updates of sales and inventory levels from store locations nationwide. For certain customers, such as Target and The Sports Authority, this information automatically generates orders which the Company then fills.

         For some time, the Company has been planning to construct a distribution center at its manufacturing facility in Newton, North Carolina. Management has postponed indefinitely the construction of this new facility, however, until the Company has successfully completed the implementation of its enterprise-wide management information system, which is currently underway. When completed, this new system will incorporate sophisticated inventory control and order fulfillment technology and become an integral component of the Company's Quick Response Inventory System. The Company has continued to make significant capital investments in new information technology, as evidenced by its implementation of a new management information system, in order to maintain and strengthen its inventory system. Management believes the system the Company is currently implementing will be adequate for its current and future business needs.

MAJOR CUSTOMERS

         In 1998, sales of women's hosiery products and socks to Target accounted for approximately 14% of the Company's total net sales. During such year, no other single customer accounted for more than 10% of the Company's consolidated net sales. The Company's business relationship with Target began more than 20 years ago when Target had less than 100 stores. As the number of stores operated by Target has increased to over 700, the Company's sales to this customer have increased commensurately. The Company's five largest women's hosiery customers, including Target, accounted for approximately 60% of the Company's total women's hosiery business in 1998. During the same year, the Company's five largest sock customers accounted for approximately 35% of the Company's sock business.

CREDIT AND COLLECTIONS

         The Company's credit and collection functions are managed by the Company's credit department at its corporate headquarters, except for credit and collection on sales of socks distributed from its facilities located in Seneca Falls, New York, sales of socks distributed out of Mebane, North Carolina and in the Republic of Ireland, which are handled by employees at those facilities. The credit of the Company's customers is evaluated regularly by monitoring of accounts receivable and through reports obtained from major business credit evaluation services. In the case of smaller retail outlets for sports socks, the Company relies in part on credit evaluation information available through a variety of credit information sources. The Company is currently seeking to centralize the credit and collection management functions for all domestic operations. Management expects that with the completion of this integration, its credit and collection management will be greatly enhanced and significant reductions in the Company's days sales outstanding benchmark will occur.

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

BACKLOG

         As a result of the seasonality of certain products, the Company accumulates a temporary backlog of orders primarily during the summer and early fall months. At April 12, 1999, the Company's order book reflected unfilled customer orders for approximately $6.0 million of products as compared to $9.0 million at the same date in the prior year. Order book data at any given date is also materially affected by the timing of recording orders and of shipments, as well as the status of major private label programs. Recently, certain large customers who formerly placed firm orders with the Company began instead providing projections of their demand for the Company's products and transmitting smaller firm orders on a more frequent basis. Accordingly, order book data should not be taken as indicative of eventual actual shipments or net sales, or as providing meaningful period-to-period comparisons. Excluding those products which are seasonal in nature and major private label programs, the Company receives orders fairly evenly throughout the year and generally ships within three to thirty days after receipt of a customer's order.

COMPETITION

         The sock manufacturing segment of the hosiery industry is highly fragmented and competitive. The Company is subject to competition from a number of these companies that manufacture and sell a complete range of sports socks or, in many cases, specific categories of sports socks, such as active sports socks, that are competitive with one or more of the Company's products. Management believes that the Company is one of the leading vendors of sports socks to sporting goods and active apparel stores. The number of competitors in the manufacture and sale of rugged outdoor and heavyweight casual socks is considerably smaller because the number of "double cylinder" knitting machines required to make these socks is limited.

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

         Competition among manufacturers of all categories of the Company's products is primarily on the basis of customer service, product quality, pricing, order fulfillment capability and relationships forged over time between sales personnel and buyers for the large national retailers and other major customers. Management believes that the most important of these are order fulfillment and product quality, which encompass the ability to service the customer's needs by fulfilling and shipping orders for products that are of a consistent quality on a timely basis. Management believes the Company's reputation for complete and timely order fulfillment and consistent product quality gives it a competitive advantage over many of its competitors, including some competitors whose prices are lower than the Company's prices for similar products.

         Management believes that the Company's increased size, which has occurred as the result of internal sales growth and acquisition growth, as well as its diversified product lines, give the Company an increasing competitive advantage. Management believes a manufacturer's size will be particularly important during the current period of consolidation in the sock and women's hosiery industry that is being driven in part by increased retail concentration. In this regard, the Company is expected to benefit from an industry trend for retailers to align with a fewer number of major manufacturers who can provide a significant share of a major retailer's total sock and women's hosiery requirements, have the capability of assisting the retailer in managing its hosiery business and are able to meet increased logistical demands imposed by major retailers.

REGULATION

         The Company's business is subject to regulation by federal, state and local governmental agencies dealing with various aspects of conducting a sock and women's hosiery manufacturing business such as work place safety, protection of the environment, wage and hour policies, product labeling, family and medical leave policies and product flammability standards. Certain of these regulations, particularly those relating to air quality, water quality and disposal of waste products, are technical in nature, involve substantial penalties in the event of breach and require extensive controls to assure compliance with their provisions. While management believes that the Company has operated in full compliance with these regulations, such compliance may result in significant additional costs.

EXECUTIVE OFFICERS OF THE REGISTRANT

         The following table sets forth certain information regarding the executive officers of the Company.

           Name                                                Age       Position
           ----                                                ---       --------

           Albert C. Gaither                                   67        Chairman and Director
           Hugh R. Gaither                                     48        President, Chief Executive Officer and
                                                                         Director
           Barry F. Tartarkin                                  44        President - Hosiery Business Group
           Joseph G. Royall                                    38        President - Sock Business Group

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

         Barry Tartarkin, who was named to his current position in September 1998, has been employed by the Company since March 1993, serving as Executive Vice President - Sales and Marketing from January 1997 until September 1998, and as Vice President of Sales for the Company's women's hosiery division from March 1993 until January 1997. From 1980 until 1993, Mr. Tartarkin served as president of two different women's hosiery sales companies.

Mr. Tartarkin received a B.S. in Economics and Finance from the University of Hartford in 1976.

         Joseph G. Royall, who was named to his current position in September 1998, has been employed by the Company since 1989, serving as the Company's cost accounting manager from October 1989 until June 1992 and as General Manager for the Company's sports sock operation in Ft. Payne, Alabama from June 1992 until January 1996, when he was named Vice-President of Operations. Mr. Royall received a B.S. in Accounting and Business Management from Tennessee Wesleyan College in 1984.

EMPLOYEES

         As of April 12, 1999, the Company employed approximately 970 persons, 47 of whom, employed at Seneca, were covered by a collective bargaining agreement with the Union of Needletrades, Industrial and Textile Employees ("UNITE"). As a result of the shutdown of Seneca, the number of union employees has been greatly reduced. The employees at the Company's facility in the Republic of Ireland are not covered by a collective bargaining agreement, but the Company does recognize Services Industrial Professional Technical Union as their representative. The Company's current collective bargaining agreement covering wages and benefits for the remaining employees at Seneca expires March 31, 2001. None of the Company's employees represented by a union has engaged in any kind of work stoppage in the last ten years. The Company considers its relationships with its employees to be good.

         At its manufacturing facility in Newton, North Carolina, the Company operates a day care center for the benefit of its employees with space for approximately 75 children. The operating costs of the center that are not covered by payments made by employees using the center, grants received or funds from other sources are paid by the Company. Approximately 75% of the Company's hourly employees at this facility are female. For the past three years, Working Mother magazine has named the Company to the magazine's annual list of "100 Best Companies for Working Mothers," citing the availability of this day care center and the Company's other family-friendly policies for its employees. Management believes these policies foster employee morale and loyalty, help the Company attract and retain talented people and contribute to a stable and productive work force.

ITEM 2 - PROPERTIES

         The Company's corporate offices, all of its women's hosiery and a significant portion of its sports sock manufacturing operations are located in Newton, North Carolina in five Company-owned buildings containing approximately 170,000 square feet of space. Warehouse and distribution facilities are leased in Newton and Hickory, North Carolina for the sock operation and hosiery operations, respectively. Total aggregate square footage of these leased facilities approximates 130,000 square feet. The Company's facilities in Newton also include a 4,000 square foot building housing a Company-sponsored child care center.

         The Company owns an approximately 60,000 square foot sock finishing and shipping facility and leases on a month-to-month basis an approximately 24,000 square foot sock knitting and sewing facility in Ft. Payne, Alabama. The Company also owns a manufacturing facility located in Tralee, Republic of Ireland. With the assistance of a grant from the Irish Development Authority equal to approximately one-third of the total capital investment required, the Company expanded the size of this facility in 1995 to approximately 45,000 square feet. The Company also owns an approximately 100,000 square foot, three-story building at Seneca that recently housed the knitting, sewing and finishing operations for the Company's production of rugged outdoor and heavyweight casual socks. These manufacturing operations are currently being relocated to the 24,000 square foot leased knitting facility and 60,000 square foot finishing facility in Ft. Payne, Alabama. The Company owns a nearby 80,000 square foot building on 37 acres of land that will continue to serve as a warehouse and distribution center.

ITEM 3 - LEGAL PROCEEDINGS

         None.

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None.

                                  * * * * * * *

         For the purposes of calculating the aggregate market value of the shares of Common Stock held by non-affiliates, as shown on the cover page of this report, the Company has assumed that all outstanding shares are held by non-affiliates except for shares outstanding that are beneficially owned by directors or executive officers of the Company. However, this should not be deemed to constitute an admission that all directors and executive officers of the Company are, in fact, affiliates of the Company, or that there are not other persons who may be deemed to be affiliates of the Company. Further information concerning shareholdings of directors, executive officers and principal shareholders is included in the Company's proxy statement for the annual meeting of shareholders to be held May 25, 1999. The Company expects to file its proxy statement with the U.S. Securities and Exchange Commission (the "Commission") not later than April 30, 1999.

                                     PART II

ITEM 5 - MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
         MATTERS

(a)      Market Information

         The Company's common stock is traded on the Nasdaq National Market ("Nasdaq") under the symbol "RIDG." The following table sets forth for the period indicated the high and low sale prices for the Company's common stock as reported by Nasdaq.

                                                             Price Range
                                                       ----------------------
                                                        High             Low
                          1997
                  First Quarter                        8.000            6.625
                  Second Quarter                       7.875            6.500
                  Third Quarter                        8.375            7.000
                  Fourth Quarter                       8.000            5.750

                          1998
                  First Quarter                        6.250            5.438
                  Second Quarter                       6.125            5.250
                  Third Quarter                        5.500            3.000
                  Fourth Quarter                       4.500            2.125

(b)      Holders

         As of April 12, 1999, there were 117 holders of record of the Company's Common Stock.

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

ITEM 6 - SELECTED FINANCIAL DATA

                  The information required to be furnished in response to this item appears in and is incorporated by reference from the Company's 1998 Annual Report to Shareholders. Relevant portions of the Company's 1998 Annual Report to Shareholders have been filed as Exhibit 13.1 to this report.

ITEM 7 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

                  The information required to be furnished in response to this item appears in and is incorporated by reference from the Company's 1998 Annual Report to Shareholders. Relevant portions of the Company's 1998 Annual Report to Shareholders have been filed as Exhibit 13.1 to this report.

ITEM 8 - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         The information required to be furnished in response to this item appears in and is incorporated by reference from the Company's 1998 Annual Report to Shareholders. Relevant portions of the Company's 1998 Annual Report to Shareholders have been filed as Exhibit 13.3 to this report.

ITEM 9 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS OR ACCOUNTING AND FINANCIAL DISCLOSURE

         None.


                                    PART III

ITEM 10 - DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         The information required to be furnished in response to this item with respect to directors appears under the heading "Election of Directors" in the Company's proxy statement for the annual meeting of shareholders to be held May 25, 1999, which information is incorporated by reference. The Company expects to file its proxy statement with the Commission not later than April 30, 1999. Information relating to the Company's executive officers is contained in Part I of this report under the heading "Executive Officers of the Registrant."

ITEM 11 - EXECUTIVE COMPENSATION

         The information required to be furnished in response to this item appears under the heading "Election of Directors" in the Company's proxy statement for the annual meeting of shareholders to be held May 25, 1999, which information is incorporated by reference. The Company expects to file its proxy statement with the Commission not later than April 30, 1999.

ITEM 12 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The information required to be furnished in response to this item appears under the heading "Security Ownership of Certain Beneficial Owners and Management" in the Company's proxy statement for the annual meeting of shareholders to be held May 25, 1999, which information is incorporated by reference. The Company expects to file its proxy statement with the Commission not later than April 30, 1999.

ITEM 13 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         The information required to be furnished in response to this item appears under the heading "Election of Directors" in the Company's proxy statement for the annual meeting of shareholders to be held May 25, 1999, which information is incorporated by reference. The Company expects to file its proxy statement with the Commission not later than April 30, 1999.


                                     PART IV

ITEM 14 - EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)(1) The Company has included the following Consolidated Financial Statements with this 10-K Report:

o Consolidated Balance Sheets at December 31, 1997 and 1998 are incorporated by reference from the Company's 1998 Annual Report to Shareholders. Relevant portions of the Company's 1998 Annual Report to Shareholders have been filed as Exhibit 13.3 to this report.

o Consolidated Statements of Operations -- For the Years Ended December 31, 1996, 1997 and 1998 are incorporated by reference from the Company's 1998 Annual Report to Shareholders. Relevant portions of the Company's 1998 Annual Report to Shareholders have been filed as Exhibit
         13.3 to this report.

o Consolidated Statements of Comprehensive Income (Loss) -- For the Years Ended December 31, 1996, 1997 and 1998 are incorporated by reference from the Company's 1998 Annual Report to Shareholders. Relevant portions of the Company's 1998 Annual Report to Shareholders have been filed as Exhibit 13.3 to this report.

o Consolidated Statements of Shareholders' Equity -- For the Years Ended December 31, 1996, 1997 and 1998 are incorporated by reference from the Company's 1998 Annual Report to Shareholders. Relevant portions of the Company's 1998 Annual Report to Shareholders have been filed as Exhibit
         13.3 to this report.

o Consolidated Statements of Cash Flows -- For the Years Ended December 31, 1996, 1997 and 1998 are incorporated by reference from the Company's 1998 Annual Report to Shareholders. Relevant portions of the Company's 1998 Annual Report to Shareholders have been filed as Exhibit
         13.3 to this report.

o Notes to Consolidated Financial Statements -- For the Years Ended December 31, 1996, 1997 and 1998 are incorporated by reference from the Company's 1998 Annual Report to Shareholders. Relevant portions of the Company's 1998 Annual Report to Shareholders have been filed as Exhibit
         13.3 to this report.

(a)(2) The Company has included the following Consolidated Financial Statement schedules with this 10 -K Report:

o Report of independent certified public accountants on Supplemental Schedule filed as Exhibit 23 to this report.

o        Schedule II -- Valuation and Qualifying Accounts

         We have omitted all other schedules for which provision is made in the applicable accounting regulations of the Commission because they are either not required under the related instructions or are inapplicable.

(b)      Reports on Form 8-K

         None.

(c)      Exhibits

                   PREVIOUSLY FILED AND
                  INCORPORATED HEREIN BY
                        REFERENCE
----------------------------------------

                   DOCUMENT WITH WHICH           AS
EXHIBIT                EXHIBIT WAS            EXHIBIT
  NO.               PREVIOUSLY FILED             NO.                       EXHIBIT DESCRIPTION
----------------------------------------------------------------------------------------------------------------

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
                                                         between Ellen Tracy, Inc. and the Company
10.1(a)                   (2)                10.1(a)     Form of letter dated October 22, 1996 from Ellen Tracy,
                                                         Inc. extending license agreement until December 31, 1997
 10.2                     (1)                 10.2       License Agreement dated May 28, 1996 between Jones
                                                         Investment Co., Inc. and Ridgeview, Inc.

                   DOCUMENT WITH WHICH           AS
EXHIBIT                EXHIBIT WAS            EXHIBIT
  NO.               PREVIOUSLY FILED             NO.                      EXHIBIT DESCRIPTION
----------------------------------------------------------------------------------------------------------------
10.16                      (1)                 10.19     Salary Continuation Agreement dated March 1, 1983 by and
                                                         between Ridgeview Mills, Inc. and Albert C. Gaither.*
10.17                      (1)                 10.20     Salary Continuation Agreement dated March 1, 1983 by and
                                                         between Ridgeview, Mills, Inc. and Hugh R. Gaither.*
10.18                      (1)                 10.21     First Amendment to Salary Continuation Agreement by and
                                                         between Ridgeview, Inc. and Hugh R. Gaither dated June 8,
                                                         1992.*
10.19                      (1)                 10.22     Salary Continuation Agreement dated March 1, 1983 by and
                                                         between Ridgeview Mills, Inc. and William D. Durrant.*
10.20                      (1)                 10.23     First Amendment to Salary Continuation Agreement by and
                                                         between Ridgeview, Inc. and William D. Durrant dated June
                                                         8, 1992.*
10.21                      (1)                 10.24     Salary Continuation Agreement dated June 8, 1992 by and
                                                         between Ridgeview, Inc. and Susan Gaither Jones.*
10.22                      (1)                 10.26     Split Dollar Life Insurance Agreement dated January 1, 1992 between Ridgeview, Inc. and Albert C. Gaither.*
10.23                      (1)                 10.27     Ridgeview, Inc. 1995 Omnibus Stock Option Plan as amended
                                                         and restated.*
10.24                      (1)                 10.28     Description of Incentive Bonus Arrangement for Named
                                                         Executive Officers.*
10.25                      (1)                 10.29     Ridgeview, Inc. Stock Option Plan for Outside Directors.*
10.26                      N/A                  N/A      Loan and Security Agreement, dated as of February 11, 1999,
                                                         Between Ridgeview, Inc., Seneca Knitting Mills Corporation,
                                                         Tri-Star Hosiery Mills, Inc., BankBoston, N.A. and General
                                                         Electric Capital Corporation
10.27                      N/A                  N/A      Letter agreement, dated June 17, 1998, amending the License
                                                         Agreement between Ellen Tracy, Inc. and the Company
13.1                       N/A                  N/A      Selected Financial Data incorporated by reference from the
                                                         Company's 1998 Annual Report to Shareholders
13.2                       N/A                  N/A      Management's Discussion and Analysis of Financial Condition and
                                                         Results of Operation incorporated by reference from the
                                                         Company's 1998 Annual Report to Shareholders
13.3                       N/A                  N/A      Consolidated Financial Statements incorporated by reference from the Company's 1998 Annual Report to Shareholders
 21                        N/A                  N/A      Subsidiaries of Ridgeview, Inc.
 23                        N/A                  N/A      Consent of BDO Seidman, LLP, independent certified public
                                                         accountants.
23.1                                                     Report of independent certified public accountants on
                                                         Supplemental Schedule.
 27                        N/A                  N/A      Financial Data Schedule (included in the EDGAR filing only.)

* Management contract or compensatory plan or arrangement required to be filed as an exhibit to this report pursuant to Item 14(c) of Form 10-K.
(1)      Registration Statement on Form S-1, file No. 333-11111 filed August 30,
         1996.
(2) Annual Report on Form 10-K for the year ended December 31, 1996, filed March 31, 1997.

                SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS



RIDGEVIEW, INC. AND SUBSIDIARIES
SCHEDULE II--VALUATION AND QUALIFYING ACCOUNTS
(IN THOUSANDS)

                                             BALANCE AT          CHARGED                                       BALANCE
                                            BEGINNING OF         TO COSTS          OTHER                        AT END
DESCRIPTION                                    PERIOD          AND EXPENSES       CHANGES     DEDUCTIONS      OF PERIOD
-----------                                 ------------       ------------       -------     ----------      ---------

YEAR ENDED DECEMBER 31, 1996:
Reserves and allowances deducted from
  asset accounts:
  Allowance for uncollectible accounts       $ 371                $  131          $ --         $    --          $   502
                                             -----                ------          -----        -------          -------

  Inventory obsolescence reserve             $ 270                $  200          $  --        $    --          $   470
                                             -----                ------          -----        -------          -------

YEAR ENDED DECEMBER 31, 1997:
Reserves and allowances deducted from
  asset accounts:
  Allowance for uncollectible accounts       $ 502                $  103          $  --        $    --          $   605
                                             -----                ------          -----        -------          -------

  Inventory obsolescence reserve             $ 470                $  104          $  --        $    --          $   574
                                             -----                ------          -----        -------          -------

YEAR ENDED DECEMBER 31, 1998:
Reserves and allowances deducted from
  asset accounts:
  Allowance for uncollectible accounts       $ 605                $1,279          $  --        $(1,279)         $   605
                                             -----                ------          -----        -------          -------

  Inventory obsolescence reserve             $ 574                $  973          $  --        $  --            $ 1,547
                                             -----                ------          -----        -------          -------

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                 RIDGEVIEW, INC.


                                                 By: /s/ Hugh R. Gaither
                                                 ------------------------------
                                                 Hugh R. Gaither, President and
                                                 Chief  Executive Officer


         Pursuant to the requirements of the Securities Exchange Act of 1934, the following persons signed this report in the capacities indicated on the 12th day of April 1999.

SIGNATURE                                                     TITLE
---------                                                     -----

/s/ Hugh R. Gaither                                   President, Chief Executive
----------------------------                          Officer and Director
Hugh R. Gaither                                       (Principal Executive Officer)

/s/ Albert C. Gaither                                 Chairman and Director
----------------------------
Albert C. Gaither

/s/ P. Douglas Yoder                                  Corporate Controller
----------------------------                          (Principal Accounting Officer)
P. Douglas Yoder

/s/ Susan Gaither Jones                               Director
----------------------------
Susan Gaither Jones

/s/ J. Michael Gaither                                Director
----------------------------
J. Michael Gaither

/s/ Claude S. Abernethy, Jr.                          Director
----------------------------
Claude S. Abernethy, Jr.

/s/ George Watts Carr, III                            Director
----------------------------
George Watts Carr, III

/s/ Joseph D. Hicks                                   Director
----------------------------
Joseph D. Hicks

/s/ Charles M. Snipes                                 Director
----------------------------
Charles M. Snipes