Form 10-Q
period 1999-03-31
RIDGEVIEW INC
filed 1999-05-17
CIK 1018891

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549


                                    FORM 10-Q


  [x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 1999

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

                                 [x] Yes [ ] No


      As of May 12, 1999, the registrant had 3,000,000 shares of common stock, $.01 par value per share, outstanding.

PART I - FINANCIAL INFORMATION

ITEM 1: FINANCIAL STATEMENTS


                        RIDGEVIEW, INC. AND SUBSIDIARIES

                      Condensed Consolidated Balance Sheets


                                                                MARCH 31,          DECEMBER 31,
                                                                   1999                1998
                                                               -----------         ------------
                                                               (Unaudited)           (Audited)
ASSETS

CURRENT ASSETS
     Cash                                                      $   317,323          $   189,183
     Accounts receivable (less allowance for doubtful
          accounts of $691,432 and $564,112)                    15,007,385           16,114,970
     Inventories                                                27,493,813           27,678,728
     Refundable income taxes                                       975,426            1,074,668
     Deferred income taxes                                         425,287               75,925
     Prepaid expenses                                               29,244               97,044
                                                               -----------          -----------

     Total current assets                                      $44,248,478          $45,230,518

PROPERTY, PLANT AND EQUIPMENT, less
     accumulated depreciation                                   14,414,501           14,763,127

OTHER ASSETS                                                     2,100,267            1,408,366

EXCESS OF COST OVER FAIR VALUE OF NET
     ASSETS ACQUIRED, less accumulated
     amortization                                                2,936,074            3,014,981
                                                               -----------          -----------

     Total assets                                              $63,699,320          $64,416,992
                                                               ===========          ===========




     See accompanying notes to condensed consolidated financial statements.

                        RIDGEVIEW, INC. AND SUBSIDIARIES

                      Condensed Consolidated Balance Sheets



                                                                MARCH 31,              DECEMBER 31,
                                                                   1999                    1998
                                                               -------------          -------------
                                                                (Unaudited)              (Audited)
LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
     Short-term borrowings                                     $  1,015,806           $  1,639,845
     Accounts payable                                             8,426,386              6,883,130
     Accrued expenses and other liabilities                       2,772,165              1,309,269
     Income taxes payable                                            49,277                 88,408
     Current portion of long-term debt                            1,255,997              1,342,901
     Current portion of deferred compensation                       282,000                264,000
                                                               ------------           ------------

     Total current liabilities                                 $ 13,801,631           $ 11,527,553

LONG-TERM DEBT, less current portion (Note 4)                    32,188,242             32,830,218
DEFERRED COMPENSATION, less current portion                       1,656,029              1,678,367
DEFERRED CREDIT                                                     662,012                736,654
DEFERRED INCOME TAXES                                               533,074                571,327
                                                               ------------           ------------

     Total liabilities                                         $ 48,840,988           $ 47,344,119
                                                               ------------           ------------

SHAREHOLDERS' EQUITY (Note 5)
     Common stock - authorized 20,000,000 shares of
          $.01 par value; issued and outstanding
          3,000,000 shares                                     $     30,000           $     30,000
     Additional paid-in capital                                  10,650,018             10,650,018
     Retained earnings, including amounts reserved of
          $811,920 and $854,367                                   4,538,610              6,494,395
     Accumulated other comprehensive income (Note 6)               (360,296)              (101,540)
                                                               ------------           ------------

     Total shareholders' equity                                $ 14,858,332           $ 17,072,873
                                                               ------------           ------------

     Total liabilities and shareholders' equity                $ 63,699,320           $ 64,416,992
                                                               ============           ============




     See accompanying notes to condensed consolidated financial statements.

                        RIDGEVIEW, INC. AND SUBSIDIARIES

                 Condensed Consolidated Statements of Operations
                                   (Unaudited)


                                                                   THREE MONTHS ENDED
                                                                        MARCH 31,
                                                               1999                   1998
                                                           -------------         ------------
NET SALES                                                  $ 23,906,326          $ 20,338,426

COST OF SALES                                                20,113,996            16,191,986
                                                           ------------          ------------

GROSS PROFIT                                               $  3,792,330          $  4,146,440

SELLING, GENERAL AND
     ADMINISTRATIVE EXPENSES                                  4,386,273             3,616,914

LOSS FROM SHUT-DOWN OF SUBSIDIARY                               917,000                    --

                                                           ------------          ------------
OPERATING INCOME (LOSS)                                    $ (1,510,943)         $    529,526
                                                           ------------          ------------

OTHER INCOME (EXPENSE)
     Interest expense                                      $   (789,479)         $   (486,973)
     Other, net                                                  10,340                15,135
                                                           ------------          ------------

Total other income (expense)                               $   (779,139)         $   (471,838)
                                                           ------------          ------------

INCOME (LOSS) BEFORE INCOME TAXES                          $ (2,290,082)         $     57,688

BENEFIT FOR INCOME TAXES                                       (334,279)               (9,599)
                                                           ------------          ------------

NET INCOME (LOSS)                                          $ (1,955,803)         $     67,287
                                                           ============          ============

EARNINGS PER SHARE                                         $      (0.65)         $       0.02
                                                           ============          ============

WEIGHTED AVERAGE COMMON
     AND COMMON EQUIVALENT
     SHARES OUTSTANDING                                       3,000,000             3,000,000
                                                           ============          ============




     See accompanying notes to condensed consolidated financial statements.

                        RIDGEVIEW, INC. AND SUBSIDIARIES

                 Condensed Consolidated Statements of Cash Flows
                                   (Unaudited)



                                                                          THREE MONTHS ENDED
                                                                               MARCH 31,
                                                                      1999                   1998
                                                                  ------------           ------------
CASH FLOWS FROM OPERATING ACTIVITIES
     Cash received from customers                                 $ 24,785,951           $ 20,451,105
     Cash paid to suppliers and employees                          (21,188,615)           (21,163,550)
     Interest paid                                                    (970,609)              (601,592)
     Income taxes paid, net of refunds                                      --                 19,660
     Other cash disbursements                                         (706,016)              (248,115)
                                                                  ------------           ------------

     Net cash provided by (used in) operating activities          $  1,920,711           $ (1,542,492)
                                                                  ------------           ------------

CASH FLOWS FROM INVESTING ACTIVITIES
     Payments for investments in subsidiaries                     $         --           $     (6,452)
     Payments for purchase of property, plant and
          equipment                                                   (613,951)            (1,278,179)
                                                                  ------------           ------------

     Net cash used in investing activities                        $   (613,951)          $ (1,284,631)
                                                                  ------------           ------------

CASH FLOWS FROM FINANCING ACTIVITIES
     Net short-term payments                                      $   (514,717)          $   (367,188)
     Proceeds from long-term debt                                   51,092,125             21,499,740
     Repayments of long-term debt                                  (51,755,563)           (18,540,702)
                                                                  ------------           ------------

     Net cash provided by (used in) financing activities          $ (1,178,155)          $  2,591,850
                                                                  ------------           ------------

EFFECT OF EXCHANGE RATE ON CASH                                   $       (466)          $     (8,528)
                                                                  ------------           ------------

     Net increase (decrease) in cash                              $    128,139           $   (243,801)

CASH, beginning of period                                              189,184                481,674
                                                                  ------------           ------------

CASH, end of period                                               $    317,323           $    237,873
                                                                  ============           ============




     See accompanying notes to condensed consolidated financial statements.

                        RIDGEVIEW, INC. AND SUBSIDIARIES

                 Condensed Consolidated Statements of Cash Flows
                                   (Continued)
                                   (Unaudited)



                                                                          THREE MONTHS ENDED
                                                                                MARCH 31,
                                                                        1999                  1998
                                                                     -----------           -----------
RECONCILIATION OF NET INCOME (LOSS) TO
       NET CASH PROVIDED BY (USED IN)
       OPERATING ACTIVITIES
          Net income (loss)                                          $(1,955,803)          $    67,287
                                                                     -----------           -----------

     Adjustments to reconcile net income to net cash
          used in operating activities:
               Depreciation and amortization                         $   615,006           $   462,972
               Provision for doubtful accounts receivable                236,404                89,192
               Capital grants recognized                                 (17,785)              (18,375)
               Increase (decrease) in deferred
                    compensation liability                               (14,076)               58,111
               Decrease in deferred income taxes                        (174,775)              (22,000)
               Changes in operating assets and liabilities:
                    Decrease in accounts receivable                      879,625               112,679
                    (Increase) decrease in inventories                    38,102            (2,449,946)
                    Increase in prepaid expenses and
                         other assets                                   (639,388)             (763,166)
                    Increase in accounts payable                       1,834,120               983,234
                    Increase (decrease) in income taxes
                         payable                                        (159,504)               32,061
                    Increase (decrease) in accrued expenses
                         and other liabilities                         1,278,785               (94,541)
                                                                     -----------           -----------

                    Total adjustments to net income                  $ 3,876,514           $(1,609,779)
                                                                     -----------           -----------

NET CASH PROVIDED BY (USED IN)
     OPERATING ACTIVITIES                                            $ 1,920,711           $(1,542,492)
                                                                     ===========           ===========




     See accompanying notes to condensed consolidated financial statements.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Information as of March 31, 1999 and March 31, 1998 is unaudited)


NOTE 1 - UNAUDITED FINANCIAL INFORMATION

         In the opinion of the Company, the accompanying unaudited Condensed Consolidated Financial Statements contain all adjustments consisting of normal recurring accruals for the three months ended March 31, 1999, necessary to present fairly the financial position of the Company as of March 31, 1999 and the results of operations for the three months ended March 31, 1999 and 1998. The financial statements are presented in condensed form as permitted by the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The accounting policies followed by the Company are set forth in the Company's audited financial statements, which are included in the Company's Annual Report on Form 10-K for the year ended December 31, 1998, filed with the Securities and Exchange Commission (the "Form 10-K"). The results of operations for the three months ended March 31, 1999 are not indicative of the results to be expected for the full year. The Company's net sales and profitability generally experience stronger performance in the third and fourth quarters. These unaudited condensed financial statements should be read in conjunction with the Company's audited financial statements included in the Form 10-K.


NOTE 2 - EARNINGS PER SHARE

         Earnings per share are calculated using the weighted average number of shares outstanding of common stock and dilutive common stock equivalents during each period presented. The Company has adopted Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings Per Share," which requires the presentation of: (1) "Basic Earnings per Share," computed by dividing income available to common shareholders by the weighted average number of common shares outstanding during the period and (2) "Diluted Earnings per Share," which gives effect to all dilutive potential common shares that were outstanding during the period, by increasing the denominator to include the number of additional common shares that would have been outstanding if the dilutive potential common shares had been issued. The options outstanding at March 31, 1999 and December 31, 1998 have not been included in diluted earnings per share due to their anti-dilutive nature.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)
            (Information as of March 31, 1999 and 1998 is unaudited)


NOTE 3 - INVENTORIES

         A summary of inventories by major classification is as follows:


                                                  March 31,          December 31,
                                                    1999                 1998
                                                -------------       --------------
          Raw Materials                         $   3,351,296       $    4,176,873
          Work-in-process                           9,861,922           10,151,902
          Finished goods                           14,485,595           13,554,953
          (LIFO Reserve)                             (205,000)            (205,000)
                                                -------------       --------------

          Total inventories                     $  27,493,813       $   27,678,728
                                                =============       ==============


NOTE 4 - LONG-TERM DEBT

         On February 11, 1999, the Company entered into a $41.0 million senior credit facility (the "Credit Facility") with BankBoston, N.A., which provides the Company with a term credit facility of $6.0 million and a revolving credit facility of $35.0 million. This Credit Facility fulfills the Company's obligation under a forbearance agreement entered into in September 1998 to replace its debt with NationsBank, N.A. The provisions of the Credit Facility contain certain covenants which, among other things, require the maintenance of minimum amounts of tangible net worth, as amended effective March 31, 1999, fixed charge and minimum interest coverage ratios and Earnings Before Interest, Taxes, Depreciation and Amortization ("EBITDA"), calculated on quarterly and annual periods. At the option of the Company, borrowings under the Credit Facility bear interest based on the bank's prime rate or the London InterBank Offered Rate ("LIBOR") plus a margin adjustment (9.75% at May 12, 1999) that varies based on achievement of an interest coverage ratio, calculated quarterly. At March 31, 1999, the Company was not in compliance with the minimum EBITDA covenant; however, the Company's lender has agreed to waive the covenant violation. This facility is collateralized by substantially all assets of the Company.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)
            (Information as of March 31, 1999 and 1998 is unaudited)


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

         The Company also has an Outside Directors' Stock Option Plan (the "Directors' Plan"), which provides that each outside director, at the time of initial election, shall automatically be granted an option to purchase 500 shares of common stock at the fair market value on the date of election. On each anniversary date of an outside director's election, an option to purchase 500 additional shares of common stock will automatically be granted, provided that the director shall have continuously served and the number of shares of common stock available under the Directors' Plan is sufficient to permit such grant. Options granted under the Directors' Plan will be nonqualified stock options, will vest in increments of 33 1/3% on each anniversary of the option grant and will expire ten years after the date they are granted. The Company has reserved 15,000 shares for issuance under this plan. In November 1996, options to purchase 500 shares each were granted to the Company's three new members of the board of directors at an exercise price of $8.00 per share. Additional grants totaling 4,000 shares were granted in May 1997 and May 1998 to the outside directors. All of such options are outstanding and unexercised.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)
            (Information as of March 31, 1999 and 1998 is unaudited)


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

         Total comprehensive income is as follows:

                                                                  For the Three Months Ended
                                                                           March 31,
                                                                   1998                1999
                                                              --------------       ------------
          Net income (loss)                                   $      361,500       $ (1,955,803)
          Other comprehensive income (loss), net of tax             (172,443)          (258,756)
                                                              --------------       ------------

          Comprehensive income (loss)                         $      189,057       $ (2,214,559)
                                                              ==============       ============


         Accumulated other comprehensive income consist solely of foreign currency translation adjustments, and is presented below as follows:


                                                                For the Three Months Ended
                                                                          March 31,
                                                                   1998               1999
                                                              --------------       -----------
          Beginning balance                                   $      227,104       $  (101,540)
          Current period change, net of taxes                       (172,443)         (258,756)
                                                              --------------       -----------
          Ending balance                                      $       54,661       $  (360,296)
                                                              ==============       ===========

ITEM 2:  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS


         The following discussion and analysis provides information regarding the Company's consolidated financial condition as of March 31, 1999 and its results of operations for the three months then ended. This discussion and analysis should be read in conjunction with the consolidated financial statements and notes thereto included in the Form 10-K, and the unaudited interim consolidated financial statements and notes thereto included elsewhere in this report. The results of operations for the three months ended March 31, 1999 are not indicative of results expected for the year ending December 31, 1999. See discussion of the $1.3 million charge taken in the first quarter and "Seasonality" in discussion below.


RESULTS OF OPERATIONS


         The following table presents the Company's results of operations as a percentage of net sales for the three months ended March 31, 1999 and 1998.

                                                         Three Months Ended March 31,
                                                       --------------------------------
                                                         1999                    1998
                                                         ----                    ----
Net sales                                               100.0%                   100.0%
Cost of goods sold                                       83.5                     79.6
                                                       ------                   ------
          Gross profit                                   16.5                     20.4
Selling, general and administrative expenses             19.0                     17.8
Loss from shut-down of subsidiary                        (4.0)                     0.0
                                                       ------                   ------
          Operating income (loss)                        (6.5)                     2.6
Interest expense                                         (3.4)                    (2.4)
Other income, net                                         0.0                      0.1
                                                       ------                   ------
Income (loss) before income taxes                        (9.9)                     0.3
Income tax expense (benefit)                             (1.4)                     0.0
                                                       ------                   ------

          Net income (loss)                              (8.5)%                    0.3%
                                                       ======                   ======

COMPARISON OF THREE MONTHS ENDED MARCH 31, 1999 TO THREE MONTHS ENDED MARCH 31, 1998


         Net sales for the three months ended March 31, 1999 were $23.9 million, compared to $20.3 million for the same period in 1998, an increase of 17.7%. The acquisition of Tri-Star Hosiery Mills, Inc. ("Tri-Star") in July 1998 added approximately $2.4 million in revenues for the quarter ended March 31, 1999. Sales of women's hosiery products, which includes tights, trouser socks and sheer hosiery, increased 20.0%, from $8.0 million in 1998 to $9.6 million in 1999. Sales of seasonal and discontinued women's hosiery products during the quarter, as well as the roll-out of a new program for Evan-Picone sheer hosiery products, account for the increase in sales of women's hosiery products. Net sales of sports specific and active sports socks increased by approximately $700,000, primarily the result of new sports specific and active sports sock programs with department store and sporting goods customers during the first quarter of 1999. The increase in revenues in the sock product category were offset by reductions in net sales from the Company's subsidiary in the Republic of Ireland whose net sales decreased by approximately $264,000 in the first quarter of 1999. Net sales of rugged outdoor and heavyweight casual socks, however, decreased from $1.6 million in 1998, to $772,000 for the same period in 1999, a decrease of approximately 52%. In January 1999, the Company announced plans to relocate the manufacturing operations located in Seneca Falls to its manufacturing facility located in Ft. Payne.

         Gross profit for the quarter ended March 31, 1999 was $3.8 million, a decrease of $400,000, or 9.9%, from the same period in the prior year. As a percentage of net sales, gross profit decreased to 16.5% for the three months ended March 31, 1999, compared to 20.4% during the same period in 1998. Gross profit decreased primarily as the result of an increase in the volume of sales of seasonal and closeout goods to discount retailers. During the first three months of 1999, the Company made a concerted effort to dispose of excess seasonal and discontinued inventory in each of its product lines. Sales of these products through discount retail channels generally carry lower gross profit margins than sales to department stores and national chain stores. Also affecting gross profit for the quarter were manufacturing inefficiencies of approximately $380,000 at the Company's manufacturing operation in Seneca Falls resulting from the loss of personnel and productivity after the announcement in January 1999 of plans to relocate the manufacturing operations there to Ft. Payne.

         Selling, general and administrative expenses for the three months ended March 31, 1999 and 1998 were $4.4 million and $3.7 million, respectively. As a percentage of net sales, selling, general and administrative expenses increased to 19.0% for the first quarter of 1999, compared to 17.8% for the quarter ended March 31, 1998. The acquisition of Tri-Star added approximately $270,000 of selling, general and administrative expenses for the quarter ended March 31, 1999. Increased advertising and markdown allowances associated with the introduction of new sport specific and active sports sock programs also contributed to the increase in these expenses for the quarter.

         Operating loss for the three months ended March 31,1999 was $1.5 million, compared to operating income of $530,000 for the same period in 1998. Pursuant to the Company's previously announced plans to relocate the manufacturing of its rugged outdoor and heavyweight casual socks to Ft. Payne, approximately $1.3 million of charges associated with the shut-down and relocation of the Seneca Falls operations were recorded during the first quarter. The $1.3 million charge taken in the first quarter included employee severance and benefits of approximately $370,000, legal fees of approximately $100,000, moving and relocation costs of $247,000 and approximately $200,000 for the accrual of a contingent liability with respect to the currently under-funded status of the multi-employer, defined-benefit pension plan the Company has been contributing to for its employees at Seneca Falls. In addition to the costs outlined above, manufacturing inefficiencies of approximately $380,000 resulting from the loss of personnel and productivity associated with the announcement of the relocation have been recognized as a component of cost of goods sold during the first quarter. The results of operations for the quarter ended March 31, 1999 were also negatively impacted by the sales of seasonal and closeout goods to discount retailers during the quarter.

         Interest expense for the quarter ended March 31, 1999 increased 62.0% to $789,000 from $487,000 for the three months ended March 31, 1998. Increased borrowings associated with the Tri-Star acquisition and an increase in the Company's effective interest rate on its bank loans account for the increase in interest expense.

         Income tax benefit for the three months ended March 31, 1999 and 1998 was $334,000 and $10,000, respectively. The income tax benefit for the quarter ended March 31, 1999 is the result of the operating loss incurred.

         Net loss for the three months ended March 31, 1999 was $2.0 million, compared to net income of $67,000 for the three months ended March 31, 1998. The net loss for the quarter ended March 31, 1999 is attributable primarily to the charge taken during the quarter for costs associated with the shut-down and relocation of the manufacturing operations in Seneca Falls. Also contributing to the net loss are the increased volume of sales of seasonal and closeout goods to discount retailers during the quarter and the increase in selling, general and administrative expenses incurred for the period.

LIQUIDITY AND CAPITAL RESOURCES


         Cash flows from operating activities during the three months ended March 31, 1999 and 1998 were $1.9 million and $(1.5) million, respectively. The operating cash flow generated during the first three months of 1999 was primarily the result of a $880,000 reduction in accounts receivable and a $1.8 million increase in accounts payable since December 31, 1998.

        The Company obtains working capital and, on a temporary basis, finances its capital expenditures for equipment modernization, through borrowings under the Company's revolving credit facility. On February 11, 1999, the Company obtained a $41.0 million senior credit facility (the "Credit Facility") with BankBoston, N.A. ("BankBoston"). The Credit Facility provides the Company with a revolving line of credit of up to $35.0 million and a term loan facility of $6.0 million. At the option of the Company, funds borrowed under the Credit Facility with BankBoston, bear interest at a rate based on the bank's prime rate or London Interbank Offered Rates ("LIBOR"), plus a margin adjustment based on the Company's achievement of an interest coverage ratio, calculated quarterly (9.75% as of May 12, 1999). As of May 12, 1999, $22.4 million was outstanding under the revolving credit line, and there was approximately $1.1 million available for additional borrowings, based on the Company's collateral availability.

        As of May 12, 1999, the term loan with BankBoston had an outstanding principal balance of $6.0 million, and bears interest at the same prime based or LIBOR-based rate applicable to the revolving line of credit (9.75% at May 12, 1999).

      The Company also has approximately $4.2 million outstanding in notes payable to banks and other finance companies with rates of interest ranging from 6.9% to 12.5% and payable in monthly installments through 2004.

      Management believes that the newly secured Credit Facility, other financing arrangements described herein and anticipated cash flows from operations, will be adequate to fund the Company's working capital requirements and planned capital expenditures for a period of at least 24 months. There can be no assurance, however, that acquisitions, adverse economic or competitive conditions or other factors will not result in the need for additional financing or have an adverse impact on the availability and reasonableness of such additional financing, if required.


YEAR 2000 COMPLIANCE


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

      Because the Company's Year 2000 compliance plan involves a complete overhaul of its management information system, the expected total cost of the project is expected to be approximately $3.1 million. Approximately $2.1 million had been disbursed as of May 12, 1999. An additional $1.0 is expected to be expended over the next six months. As of May 12, 1999, the project was approximately 75% complete. Management expects the Company's new management information system to become operational at its locations in Newton, North Carolina and Ft. Payne, Alabama just after the end of the second quarter of 1999. Outside locations at the Seneca Falls, New York distribution facility and the Mebane, North Carolina finishing and distribution facility are currently completing Year 2000 conversions and are expected to become electronically linked to the Company's new information system in the latter part of 1999. The Company's operation in the Republic of Ireland is upgrading its information system as well, and upon completion, will be Year 2000 compliant. Financing of the project has been provided under the Credit Facility, a leasing arrangement for certain hardware and additional term loans of approximately $470,000.

      Although significant resources are being directed towards reducing interruptions that may be caused by the Year 2000 issue, no assurance can be given that the internal systems of the Company's suppliers and customers will be corrected and that there would be no material adverse impact on the Company's operations as a result of their failure to achieve full Year 2000 compliance. Although management expects the Company's internal systems to be Year 2000 compliant as described above, a contingency plan will be developed during 1999.

SEASONALITY


         The Company's business is impacted by the general seasonal trends that are characteristic of the apparel and retail industries. The Company generally has higher net sales and greater profitability in the third and fourth quarters.


IMPACT OF RECENT ACCOUNTING PRONOUNCEMENTS


      In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 requires companies to recognize all derivative contracts as either assets or liabilities in the balance sheet and to measure them at fair value. If certain conditions are met, a derivative may be specifically designated as a hedge, the objective of which is to match the timing of any gain or loss recognition on the hedging derivative with the recognition of (i) the changes in the fair value of the hedged asset or liability that are attributable to the hedged risk or (ii) the earnings effect of the hedged forecasted transaction. For a derivative not designated as a hedging instrument, the gain or loss is recognized as income
(loss) in the period of change. SFAS No. 133 is effective for all fiscal quarters of all fiscal years beginning after June 15, 1999. Historically, the Company has not entered into derivative contracts either to hedge existing risks or for speculative purposes. Accordingly, the Company does not expect the adoption of the new standard on January 1, 2000, to affect its financial statements.


ITEM 3: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

      Not Applicable


PART II - OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

      (a) The following exhibits are filed with this report.

          Exhibit No.                   Description
          -----------                   -----------

              10       Amendment No. 1 and Waiver to Loan and Security
                       Agreement

              27       Financial Data Schedule

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                         RIDGEVIEW, INC.



Date:  May 17, 1999                      By: /s/ P. Douglas Yoder
                                             -------------------------
                                             P. Douglas Yoder
                                             Corporate Controller
                                               and Chief Accounting Officer