Form 10-Q
period 1999-06-30
RIDGEVIEW INC
filed 1999-08-16
CIK 1018891

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549


                                    FORM 10-Q


           [x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1999

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

                                 [X] Yes [ ] No


      As of August 14, 1999, the registrant had 3,000,000 shares of common stock, $.01 par value per share, outstanding.

PART I - FINANCIAL INFORMATION

ITEM 1: FINANCIAL STATEMENTS


                        RIDGEVIEW, INC. AND SUBSIDIARIES

                      Condensed Consolidated Balance Sheets

                                                                   JUNE 30,             DECEMBER 31,
                                                                     1999                   1998
                                                                 -----------            -----------
                                                                 (Unaudited)             (Audited)
ASSETS

CURRENT ASSETS
     Cash                                                        $   316,894            $   189,183
     Accounts receivable (less allowance for doubtful
          accounts of $735,970 and $564,112)                      16,044,813             16,114,970
     Inventories                                                  26,132,302             27,678,728
     Refundable income taxes                                       1,027,533              1,074,668
     Deferred income taxes                                           469,012                 75,925
     Prepaid expenses                                                 40,046                 97,044
                                                                 -----------            -----------

     Total current assets                                        $46,030,600            $45,230,518

PROPERTY, PLANT AND EQUIPMENT, less
     accumulated depreciation                                     15,418,772             14,763,127

OTHER ASSETS                                                       1,759,274              1,408,366

EXCESS OF COST OVER FAIR VALUE OF NET
     ASSETS ACQUIRED, less accumulated
     amortization                                                  2,908,568              3,014,981
                                                                 -----------            -----------

     Total assets                                                $64,117,214            $64,416,992
                                                                 ===========            ===========


     See accompanying notes to condensed consolidated financial statements.

                        RIDGEVIEW, INC. AND SUBSIDIARIES

                      Condensed Consolidated Balance Sheets

                                                                   JUNE 30,               DECEMBER 31,
                                                                     1999                     1998
                                                                 ------------             ------------
                                                                  (Unaudited)               (Audited)
LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
     Short-term borrowings                                       $  1,977,410             $  1,639,845
     Accounts payable                                               7,515,348                6,883,130
     Accrued expenses and other liabilities                         2,258,436                1,309,269
     Deferred income taxes                                               --                     88,408
     Current portion of long-term debt                              1,852,181                1,342,901
     Current portion of deferred compensation                         300,000                  264,000
                                                                 ------------             ------------

     Total current liabilities                                   $ 13,903,375             $ 11,527,553

LONG-TERM DEBT, less current portion (Note 4)                      32,975,303               32,830,218
DEFERRED COMPENSATION, less current portion                         1,692,496                1,678,367
DEFERRED CREDIT                                                       613,081                  736,654
DEFERRED INCOME TAXES                                                 574,628                  571,327
                                                                 ------------             ------------

     Total liabilities                                           $ 49,758,883             $ 47,344,119
                                                                 ------------             ------------

SHAREHOLDERS' EQUITY (Note 5)
     Common stock - authorized 20,000,000 shares of
          $.01 par value; issued and outstanding
          3,000,000 shares                                       $     30,000             $     30,000
     Additional paid-in capital                                    10,650,018               10,650,018
     Retained earnings, including amounts reserved of
          $776,100 and $886,127                                     4,193,847                6,494,395
     Accumulated other comprehensive income (Note 6)                 (515,534)                (101,540)
                                                                 ------------             ------------

     Total shareholders' equity                                  $ 14,358,331             $ 17,072,873
                                                                 ------------             ------------

     Total liabilities and shareholders' equity                  $ 64,117,214             $ 64,416,992
                                                                 ============             ============


     See accompanying notes to condensed consolidated financial statements.

                        RIDGEVIEW, INC. AND SUBSIDIARIES

                 Condensed Consolidated Statements of Operations
                                   (Unaudited)

                                            THREE MONTHS ENDED                        SIX MONTHS ENDED
                                                 JUNE 30,                                 JUNE 30,
                                        1999                 1998                 1999                 1998
                                    ------------         ------------         ------------         ------------

NET SALES                           $ 23,838,678         $ 21,252,925         $ 47,745,004         $ 41,591,351

COST OF SALES                         19,636,209           18,763,488           39,750,205           34,892,936
                                    ------------         ------------         ------------         ------------

GROSS PROFIT                        $  4,202,469         $  2,489,437         $  7,994,799         $  6,698,415

SELLING, GENERAL AND
     ADMINISTRATIVE EXPENSES           4,164,179            4,264,516            8,550,452            7,943,968

LOSS FROM SHUT DOWN OF
     SUBSIDIARY                             --                   --                917,000                 --
                                    ------------         ------------         ------------         ------------

OPERATING INCOME (LOSS)             $     38,290         $ (1,775,079)        $ (1,472,653)        $ (1,245,553)
                                    ------------         ------------         ------------         ------------

OTHER INCOME (EXPENSE)
     Interest expense               $   (823,359)        $   (540,990)        $ (1,612,838)        $ (1,027,963)
     Other, net                           50,526              (20,958)              60,866               (5,823)
                                    ------------         ------------         ------------         ------------

Total other expense                 $   (772,833)        $   (561,948)        $ (1,551,972)        $ (1,033,786)
                                    ------------         ------------         ------------         ------------

LOSS BEFORE INCOME TAXES            $   (734,543)        $ (2,337,027)        $ (3,024,625)        $ (2,279,339)

BENEFIT FROM INCOME TAXES               (389,781)            (876,053)            (724,060)            (885,652)
                                    ------------         ------------         ------------         ------------

NET LOSS                            $   (344,762)        $ (1,460,974)        $ (2,300,565)        $ (1,393,687)
                                    ============         ============         ============         ============

EARNINGS PER SHARE                  $      (0.11)        $      (0.49)        $      (0.77)        $      (0.47)

WEIGHTED AVERAGE COMMON
     AND COMMON EQUIVALENT
     SHARES OUTSTANDING                3,000,000            3,000,000            3,000,000            3,000,000


     See accompanying notes to condensed consolidated financial statements.

                        RIDGEVIEW, INC. AND SUBSIDIARIES

                 Condensed Consolidated Statements of Cash Flows
                                   (Unaudited)

                                                                              SIX MONTHS ENDED
                                                                                  JUNE 30,
                                                                        1999                     1998
                                                                    ------------             ------------

CASH FLOWS FROM OPERATING ACTIVITIES
     Cash received from customers                                   $ 47,548,501             $ 41,883,948
     Cash paid to suppliers and employees                            (44,378,116)             (44,130,089)
     Interest paid                                                    (1,755,875)              (1,110,480)
     Income taxes paid, net of refunds                                   302,825                 (392,464)
     Other cash disbursements                                           (435,591)                (824,218)
                                                                    ------------             ------------

     Net cash provided by (used in) operating activities            $  1,281,744             $ (4,573,303)
                                                                    ------------             ------------

CASH FLOWS FROM INVESTING ACTIVITIES
     Payments for investments in subsidiaries                       $       --               $    (52,509)
     Proceeds from sale of property and equipment                           --                    170,459
     Payments for purchase of property, plant and
          equipment                                                   (2,187,137)              (1,560,853)
                                                                    ------------             ------------

     Net cash used in investing activities                          $ (2,187,137)            $ (1,442,903)
                                                                    ------------             ------------

CASH FLOWS FROM FINANCING ACTIVITIES
     Net short-term borrowings                                      $    321,321             $    421,230
     Proceeds from long-term debt                                     74,374,857               44,113,883
     Repayments of long-term debt                                    (73,659,737)             (38,571,965)
                                                                    ------------             ------------

     Net cash provided by financing activities                      $  1,036,441             $  5,963,148
                                                                    ------------             ------------

EFFECT OF EXCHANGE RATE ON CASH                                     $     (3,337)            $     (6,027)
                                                                    ------------             ------------

     Net increase (decrease) in cash                                $    127,711             $    (59,085)

CASH, beginning of period                                                189,183                  481,674
                                                                    ------------             ------------

CASH, end of period                                                 $    316,894             $    422,589
                                                                    ============             ============


     See accompanying notes to condensed consolidated financial statements.

                        RIDGEVIEW, INC. AND SUBSIDIARIES

                 Condensed Consolidated Statements of Cash Flows
                                   (Continued)
                                   (Unaudited)

                                                                                 SIX MONTHS ENDED
                                                                                     JUNE 30,
                                                                          1999                     1998
                                                                       -----------             -----------

RECONCILIATION OF NET LOSS TO NET CASH
  PROVIDED BY (USED IN) OPERATING
  ACTIVITIES
          Net loss                                                     $(2,300,565)            $(1,393,687)
                                                                       -----------             -----------

     Adjustments to reconcile net loss to net cash
        provided by (used in) operating activities:
               Depreciation and amortization                           $ 1,095,273             $   925,804
               Provision for doubtful accounts receivable                  347,787                 306,957
               Capital grants recognized                                   (34,036)                (36,863)
               Increase (decrease) in deferred compensation
                  liability                                                (50,129)                116,025
               Increase in deferred income taxes                          (383,945)               (505,000)
               Changes in operating assets and liabilities:
                    Increase in accounts receivable                       (223,265)               (303,080)
                    (Increase) decrease in inventories                   1,323,998              (5,089,791)
                    Increase in prepaid expenses and
                         other assets                                     (405,190)               (912,759)
                    Increase in accounts payable                           793,829               2,206,147
                    Increase (decrease) in income taxes
                         payable                                            89,750                (773,116)
                    Increase in accrued expenses and other
                         liabilities                                     1,028,237                 886,060
                                                                       -----------             -----------

                    Total adjustments to net loss                      $ 3,582,309             $(3,179,616)
                                                                       -----------             -----------

NET CASH PROVIDED BY (USED IN) OPERATING
  ACTIVITIES                                                           $ 1,281,744             $(4,573,303)
                                                                       ===========             ===========


     See accompanying notes to condensed consolidated financial statements.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
             (Information as of June 30, 1999 and 1998 is unaudited)


NOTE 1 - UNAUDITED FINANCIAL INFORMATION

         In the opinion of the Company, the accompanying unaudited Condensed Consolidated Financial Statements contain all adjustments consisting of normal recurring accruals for the six and three months ended June 30, 1999, necessary to present fairly the financial position of the Company as of June 30, 1999 and the results of operations for the six and three months ended June 30, 1999 and 1998. The financial statements are presented in condensed form as permitted by the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The accounting policies followed by the Company are set forth in the Company's audited financial statements, which are included in the Company's Annual Report on Form 10-K for the year ended December 31, 1998, filed with the Securities and Exchange Commission (the "Form 10-K"). The results of operations for the six and three months ended June 30, 1999 are not indicative of the results to be expected for the full year. The Company's net sales and profitability generally experience stronger performance in the third and fourth quarters. These unaudited condensed financial statements should be read in conjunction with the Company's audited financial statements included in the Annual Report on Form 10-K.


NOTE 2 - EARNINGS PER SHARE

         Earnings per share are calculated using the weighted average number of shares outstanding of common stock and dilutive common stock equivalents during each period presented. The Company has adopted Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings Per Share," which requires the presentation of: (1) "Basic Earnings per Share," computed by dividing income available to common shareholders by the weighted average number of common shares outstanding during the period and (2) "Diluted Earnings per Share," which gives effect to all dilutive potential common shares that were outstanding during the period, by increasing the denominator to include the number of additional common shares that would have been outstanding if the dilutive potential common shares had been issued. The options outstanding at June 30, 1999 and December 31, 1998 have not been included in diluted earnings per share due to their anti-dilutive nature.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)
             (Information as of June 30, 1999 and 1998 is unaudited)


NOTE 3 - INVENTORIES

         A summary of inventories by major classification is as follows:

                                         June 30,               December 31,
                                           1999                     1998
                                       ------------             ------------

          Raw materials                $  3,018,811             $  4,176,873
          Work-in-process                 8,070,549               10,151,902
          Finished goods                 15,247,942               13,554,953
          (LIFO Reserve)                   (205,000)                (205,000)
                                       ------------             ------------

          Total inventories            $ 26,132,302             $ 27,678,728
                                       ============             ============


NOTE 4 - LONG-TERM DEBT

                  On February 11, 1999, the Company entered into a $41.0 million senior credit facility (the "Credit Facility") with BankBoston, N.A., which provides the Company with a term credit facility of $6.0 million and a revolving credit facility of $35.0 million. The provisions of the Credit Facility contain certain covenants which, among other things, require the maintenance of minimum amounts of tangible net worth, as amended effective March 31, 1999, fixed charge and minimum interest coverage ratios and Earnings Before Interest, Taxes, Depreciation and Amortization ("EBITDA"), calculated on quarterly and annual periods. At the option of the Company, borrowings under the Credit Facility bear interest based on the bank's prime rate or the London InterBank Offered Rate ("LIBOR") plus a margin adjustment (10.00% at August 11, 1999) that varies based on achievement of an interest coverage ratio, calculated quarterly. At June 30, 1999, the Company was in compliance with the minimum EBITDA and the tangible net worth covenants established by the lender. This facility is collateralized by substantially all assets of the Company.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)
             (Information as of June 30, 1999 and 1998 is unaudited)


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

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)
             (Information as of June 30, 1999 and 1998 is unaudited)


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

         Total comprehensive income is as follows:

                                                               For the Six Months Ended
                                                                       June 30,
                                                             1999                     1998
                                                          -----------             -----------
          Net loss                                        $(2,300,565)            $(1,393,687)
          Other comprehensive loss, net of tax               (413,994)                (91,076)
                                                          -----------             -----------

          Comprehensive loss                              $(2,714,559)            $(1,484,763)
                                                          ===========             ===========


         Accumulated other comprehensive income consist solely of foreign currency translation adjustments, and is presented below as follows:

                                                               For the Six Months Ended
                                                                       June 30,
                                                             1999                     1998
                                                          -----------             -----------
          Beginning balance                               $  (101,540)            $  (219,546)
          Current period change, net of taxes                (413,994)                (91,076)
                                                          -----------             -----------

          Ending balance                                  $  (515,534)            $  (310,622)
                                                          ===========             ===========

ITEM 2:  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS


         The following discussion and analysis provides information regarding the Company's consolidated financial condition as of June 30, 1999 and its results of operations for the six and three months then ended. This discussion and analysis should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Form 10-K, and the unaudited interim consolidated financial statements and notes thereto included elsewhere in this report. The results of operations for the six and three months ended June 30, 1999 are not indicative of results expected for the year ending December 31, 1999. See "Seasonality" in discussion below.

RESULTS OF OPERATIONS


         The following table presents the Company's consolidated results of operations as a percentage of net sales for the six and three months ended June 30, 1999 and 1998.

                                                 Three Months Ended                  Six Months Ended
                                                      June 30,                           June 30,
                                               1999               1998             1999             1998
                                             -------            -------          -------          -------
Net sales                                      100.0%             100.0%           100.0%           100.0%
Cost of sales                                   82.4               88.3             83.3             83.9
                                             -------            -------          -------          -------
          Gross profit                          17.6%              11.7%            16.7%            16.1%
Selling, general and administrative
          expenses                              17.5               20.1             17.9             19.1
Loss from shut down of subsidiary               --                 --                1.9             --
                                             -------            -------          -------          -------
          Operating income (loss)                0.1%              (8.4)%           (3.1)%           (3.0)%
Interest expense                                (3.4)              (2.5)            (3.4)            (2.5)
Other, net                                       0.2               (0.1)             0.1              0.0
                                             -------            -------          -------          -------
Loss before income taxes                        (3.1)%            (11.0)%           (6.4) %          (5.5)%
Benefit from income taxes                       (1.6)              (4.1)            (1.5)            (2.1)
                                             -------            -------          -------          -------

          Net loss                              (1.5)%            (6.9)%            (4.9)%           (3.4)%
                                             =======            =======          =======          =======

COMPARISON OF THREE MONTHS ENDED JUNE 30, 1999 TO THREE MONTHS ENDED JUNE 30,
1998


         Net sales were $23.8 million for the three months ended June 30, 1999, compared to $21.3 million the same period a year ago, an increase of 11.7%. Revenues from the Company's hosiery business unit, which include tights and trouser socks under the Ellen Tracy brand name and sheer pantyhose under the Evan-Picone brand name, increased by approximately $2.5 million for the second quarter compared to the same period last year. Sales of Evan-Picone sheer hosiery accounted for nearly half of the increase in revenues for the hosiery unit, primarily resulting from the sale of substantially all the discontinued and seasonal inventory bearing the Evan-Picone name, and the introduction of a new program for a major discount retailer in May 1999. The July 1998 acquisition of Tri-Star Hosiery Mills, Inc. provided approximately $4.3 million in incremental revenues for the quarter ended June 30, 1999. Tri-Star's revenues are derived primarily from the sale of promotionally-priced sport socks, the same type product Ridgeview manufactures at its Ft. Payne, Alabama operation. Net sales of sport socks from Ft. Payne decreased significantly, however, for the three months ended June 30, 1999, primarily resulting from substantial reductions in customer forecasted order activity for one of the Company's larger sporting goods customer. Net sales of rugged outdoor and heavyweight casual socks were only $967,000 for the quarter, compared to $1.9 million for the same period a year ago. The reduction in revenues for this product category are directly related to the Company's decision in January 1999 to relocate the manufacturing operations for this product that were previously located in Seneca Falls, New York to its manufacturing facility located in Ft. Payne, Alabama.

         Gross profit for the quarter ended June 30, 1999 was $4.2 million, compared to $2.5 million for the same period in 1998, an increase of $1.7 million, or 68.0%. Gross profit for the second quarter of 1998 was negatively impacted by the non-recurring charge of $900,000 relating to the Evan-Picone re-launch. As a percentage of net sales, gross profit increased to 17.6% for the three months ended June 30, 1999, compared to 11.7% during the same period in 1998. The Tri-Star acquisition accounted for approximately $500,000 of the increase in gross profit for the quarter. A $2.5 million increase in revenues for the Company's hosiery business unit also contributed to the increase in profitability.

         Selling, general and administrative expenses for the three months ended June 30, 1999 and 1998 were $4.2 million and $4.3 million, respectively. As a percentage of net sales, selling, general and administrative expenses were 17.5% for the quarter ended June 30, 1999, compared to 20.1% for the same period in 1998. Included in selling, general and administrative expenses for the second quarter of 1998 are certain additional non-recurring charges, which totaled $700,000 in the aggregate, taken by the Company during the quarter. No such charges were taken during the second quarter of 1999.

         Operating income for the quarter was $38,290, compared to an operating loss of $(1.8) million for the same period a year ago, an increase of $1.8 million. The profitability generated by the Tri-Star acquisition and the absence of the approximately $1.6 million of non-recurring charges taken during the second quarter of 1998 account for the increase in operating income.

         Interest expense for the quarter ended June 30, 1999 increased 52.1% to $823,000 from $541,000 for the three months ended June 30, 1998. The increase in interest expense was the result of the increase in the rate of interest charged by the Company's new lender.

         Income tax benefit for the three months ended June 30, 1999 and 1998 was $390,000 and $876,000, respectively. The income tax benefit for the three months ended June 30, 1999 and 1998 is the result of the operating losses posted by the Company for each of the quarters then ended.

         Net loss for the three months ended June 30, 1999 was $(345,000), compared to a net loss of $(1.5) million for the three months ended June 30, 1998. The decrease in the net loss is primarily attributable to the inclusion of the profitable Tri-Star business in the quarter ended June 30, 1999 and the net effect of the one-time charges taken by the Company during the same period in 1998. Had the Company not taken the one-time charges during the second quarter last year, the net loss would have been $(441,000) compared to $(34,000) for the same quarter in 1999.

COMPARISON OF SIX MONTHS ENDED JUNE 30, 1999 TO SIX MONTHS ENDED JUNE 30, 1998

         Net sales for the six months ended June 30, 1999 were $47.7 million, compared to $41.6 million for the six months ended June 30, 1998. Revenues for the Company's hosiery business unit increased by approximately $4.0 million for the first six months of 1999, compared to the same period in 1998. Several factors stimulated this increase, including a new program in a discount retailer for the successfully re-launched Evan-Picone sheer hosiery program, new private label programs with several large mass merchants and a focused effort by the Company to dispose of discontinued and seasonal inventories within this business unit. Net sales in the Company's sock business unit increased by approximately $2.1 million during the first six months, with the Tri-Star acquisition adding approximately $6.7 million in net sales. The additional revenues added by Tri-Star were offset, however, by a $600,000 reduction in revenues for the Company's operation in the Republic of Ireland, an approximate $3.0 million reduction in revenues from the Ft. Payne operation and a $1.8 million reduction in sales for the Seneca Falls operation. The decrease in revenues for the Irish operation was expected based on projections from that operation's largest customer, addias. Less than expected sales of promotionally priced sport socks to several of the Company's largest sporting goods customers, including Just for Feet and The Sports Authority, and a general softness in the sporting goods market, account for the reduction in revenues at the Ft. Payne operation. Net sales of rugged outdoor and heavyweight casual socks were negatively impacted by the Company's announcement in January 1999 to shut down the manufacturing operation in Seneca Falls and relocate the manufacturing to other locations.

         Gross profit for the six months ended June 30, 1999 was $8.0 million, compared to $6.7 million for the same period in 1998, an increase of $1.3 million, or 19.4%. As a percentage of net sales, gross profit increased to 16.7% for the six months ended June 30, 1999, compared to 16.1% during the same period in 1998. Included in gross profit for the six months ended June 30, 1999 and 1998 are charges of $381,000 for manufacturing variances created by inefficiencies at Seneca Falls and $900,000 for the re-launch of Evan-Picone, respectively. Without giving effect to the charges taken in each of the two periods, gross profit as a percentage of net sales would have been 17.5% and 17.9% for the six months ended June 30, 1999 and 1998, respectively. The Company's determined effort at inventory reduction, which was accomplished largely by the sale of discontinued and irregular products, has impacted otherwise improved margins, causing the overall gross profit margin to remain relatively flat compared to last year.

         For the six months ended June 30, 1999 and 1998 selling, general and administrative expenses were $8.6 million and $7.9 million, respectively. As a percentage of net sales, selling, general and administrative expenses decreased from 19.1% for the first six months of 1998, compared to 17.9% for the same period the in 1999. The reduction in the percentage of net sales is due primarily to the $700,000 of charges taken by the Company during the second quarter of 1998 relating to costs associated with the management information systems implementation and increases in the Company's allowance for doubtful accounts. The increase in selling, general and administrative expenses for the six months ended June 30, 1999 is attributable to Tri-Star.

         The operating loss for the six months ended June 30, 1999 and 1998 was $(1.5) million and $(1.2) million, respectively. Charges taken during the first quarter of 1999 for the Seneca shut down totaling $1.3 million and the $1.6 million in charges taken by the Company during the second quarter of 1998, each contributed to the operating loss for the six-month periods ending June 30, 1999 and 1998. Had the Company not taken these charges, operating income for the six months ended June 30, 1999 and 1998 would have been $20,000 and $374,000, respectively.

         Interest expense for the six months ended June 30, 1999 was $1.6 million, compared to $1.0 million for the same period in the prior year, an increase of 60.0%. The increase in interest expense is attributable to an increase in the average borrowings for the six months ended June 30, 1999, compared to the same period a year ago, as well as the difference in the interest rate charged by the Company's respective lenders during those same periods.

         Income tax benefit for the six months ended June 30, 1999 was $724,000, compared to $886,000 for the six months ended June 30, 1998. The operating losses incurred as the result of charge taken in 1998 to re-launch the Evan-Picone hosiery program and the charge taken for the shut down and relocation of Seneca's manufacturing operation gave rise to the income tax benefits.
         Net loss for the first six months of 1999 was $(2.3) million, compared to $(1.4) million for the same period in 1998, a decrease in earnings of $900,000 for the six-month period. In addition to the charge taken in the first quarter of 1999 for the shut down and relocation of Seneca's manufacturing operation, the disposal of discontinued inventory at lower gross profit margins, revenue reductions in promotionally priced sport socks and rugged outdoor and heavyweight casual socks and increased costs of borrowed funds each contributed to the net loss for the first half of 1999.

LIQUIDITY AND CAPITAL RESOURCES


         Cash flows provided by (used in) operating activities during the six months ended June 30, 1999 and 1998 were $1.3 million and $(4.6) million, respectively. The operating cash flow generated during the first six months of 1999 was primarily the result of a $1.3 million decrease in inventories since December 31, 1998 and an increase in accounts payable of approximately $794,000. Although the Company has historically built its inventory levels during the first half of the year to fill orders in the fall shipping season, the reduction of inventory is the result of the Company's focused effort to reduce discontinued and slower-moving inventory. Management expects to achieve a significant reduction in its inventory levels by the end of the year.

         The Company satisfies its working capital needs and, on a temporary basis, finances its capital expenditures, through borrowings under the Company's revolving credit facility. On February 11, 1999, the Company obtained a $41.0 million senior credit facility (the "Credit Facility") with BankBoston, N.A. ("BankBoston"). The Credit Facility provides the Company with a revolving line of credit of up to $35.0 million and a term loan facility of $6.0 million. At the option of the Company, funds borrowed under the Credit Facility with BankBoston, bear interest at a rate based on the bank's prime rate or London Interbank Offered Rates ("LIBOR"), plus a margin adjustment based on the Company's achievement of an interest coverage ratio, calculated quarterly (10.00% as of August 11, 1999). As of August 11, 1999, $24.5 million was outstanding under the revolving credit line, and there was approximately $3.6 million available for additional borrowings, based on the Company's collateral availability.

         As of August 11, 1999, the term loan with BankBoston had an outstanding principal balance of $6.0 million, and bears interest at the same prime based or LIBOR-based rate applicable to the revolving line of credit (10.00% at August 11, 1999).

         The Company also has approximately $4.3 million outstanding in notes payable to banks and other finance companies with rates of interest ranging from 6.9% to 12.5% and payable in monthly installments through 2004.

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

YEAR 2000 COMPLIANCE

         For many months, the Company's Year 2000 Project team has been reviewing and assessing the Company's management information system and its compliance with the Year 2000. The project team, selected by executive management and comprised of senior managers from relevant functional areas, has been managing the implementation of the Company's new enterprise-wide management information system. Once completed, the system will link each of the Company's facilities electronically and provide operational improvements in manufacturing, forecasting, planning, distribution and financial reporting. Additionally, the new system will address the issues regarding Year 2000 compliance and date driven applications. The Company's suppliers and customers are being informed of the Company's Year 2000 compliance plan, and have been asked to provide the Company with their Year 2000 compliance plans.

         Because the Company's Year 2000 compliance plan involves a complete overhaul of its management information system, the total cost of the project is expected to be approximately $3.1 million. Approximately $2.6 million had been disbursed as of August 11, 1999. An additional $500,000 is expected to be expended over the next six months. As of August 11, 1999, the project was substantially complete. Management expects the Company's new management information system to become operational at its locations in Newton, North Carolina and Ft. Payne, Alabama just after the end of the third quarter of 1999. Outside locations at the Seneca Falls, New York distribution facility and the Mebane, North Carolina finishing and distribution facility are currently completing Year 2000 conversions and are expected to become integrated electronically to the Company's new information system by the first quarter of 2000. The Company's operation in the Republic of Ireland is upgrading its information system as well, and upon completion, will be Year 2000 compliant. Financing of the project has been provided under the Credit Facility, a leasing arrangement for certain hardware and additional term loans of approximately $470,000.

         Although significant resources are being directed towards reducing interruptions that may be caused by the Year 2000 issue, no assurance can be given that the internal systems of the Company's suppliers and customers will be corrected and that there will be no material adverse impact on the Company's operations as a result of their failure to achieve full Year 2000 compliance. Although management expects the Company's internal systems to be Year 2000 compliant as described above, the Company has developed a contingency plan that management believes will allow the Company to continue doing business until compliance can be achieved.

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

PART I - OTHER INFORMATION

ITEM 4: SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    (a) The annual Meeting of Shareholders was held on May 25, 1999.

    (b) The matters voted upon and the results of the voting were as follows:

        (1) The shareholders voted to re-elect the nine members of the Company's Board of Directors for one year terms, and in each case, until their successors are elected and qualified. The result of the vote for election of directors was as follows:

                     -------------------------------------------------------
                                                      For           Abstain
                     -------------------------------------------------------

                     Albert C. Gaither             2,429,567         91,850
                     -------------------------------------------------------
                     Hugh R. Gaither               2,431,267         90,150
                     -------------------------------------------------------
                     Susan Gaither Jones           2,431,267         90,150
                     -------------------------------------------------------
                     J. Michael Gaither            2,431,267         90,150
                     -------------------------------------------------------
                     Claude S. Abernethy, Jr.      2,431,267         90,150
                     -------------------------------------------------------
                     George Watts Carr, III        2,431,267         90,150
                     -------------------------------------------------------
                     Joseph D. Hicks               2,431,267         90,150
                     -------------------------------------------------------
                     Charles M. Snipes             2,431,267         90,150
                     -------------------------------------------------------

         (2) The shareholders voted 2,520,717 shares in the affirmative and 200 shares in the negative to ratify the Board of Director's selection of BDO Seidman, LLP as the Company's independent auditors for the fiscal year ending December 31, 1999. There were 500 votes withheld.

ITEM 6: EXHIBITS AND REPORTS ON FORM 8-K

    (a) Exhibit 27 - Financial Data Schedule (for SEC use only)

SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                               RIDGEVIEW, INC.



Date:  August 14, 1999                         By: /s/ P. Douglas Yoder
                                                   --------------------
                                                   P. Douglas Yoder
                                                   Corporate Controller
                                                   and Chief Accounting Officer