Form 10-Q/A
period 1999-06-30
RIDGEVIEW INC
filed 1999-10-21
CIK 1018891

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549



                                  FORM 10-Q/A
                                Amendment No. 1


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
                                       ============             ============


NOTE 4 - LONG-TERM DEBT


                  On February 11, 1999, the Company entered into a $41.0 million senior credit facility (the "Credit Facility") with BankBoston, N.A., which provides the Company with a term credit facility of $6.0 million and a revolving credit facility of $35.0 million. The provisions of the Credit Facility contain certain covenants which, among other things, require the maintenance of minimum amounts of tangible net worth, as amended effective March 31, 1999, fixed charge and minimum interest coverage ratios and Earnings Before Interest, Taxes, Depreciation and Amortization ("EBITDA"), calculated on quarterly and annual periods. At the option of the Company, borrowings under the Credit Facility bear interest based on the bank's prime rate or the London InterBank Offered Rate ("LIBOR") plus a margin adjustment (10.25% at September 13, 1999) that varies based on achievement of an interest coverage ratio, calculated quarterly. At June 30, 1999, the Company was in compliance with the minimum tangible net worth covenant established by the lender but was not in compliance with the lender's minimum EBITDA covenant for the quarter then ended. A waiver of this covenant violation has been granted by the lender. This facility is collateralized by substantially all assets of the Company.

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


         The Company satisfies its working capital needs and, on a temporary basis, finances its capital expenditures, through borrowings under the Company's revolving credit facility. On February 11, 1999, the Company obtained a $41.0 million senior credit facility (the "Credit Facility") with BankBoston, N.A. ("BankBoston"). The Credit Facility provides the Company with a revolving line of credit of up to $35.0 million and a term loan facility of $6.0 million. At the option of the Company, funds borrowed under the Credit Facility with BankBoston, bear interest at a rate based on the bank's prime rate or London Interbank Offered Rates ("LIBOR"), plus a margin adjustment based on the Company's achievement of an interest coverage ratio, calculated quarterly (10.25% as of September 13, 1999). As of September 13, 1999, $23.6 million was outstanding under the revolving credit line, and there was approximately $4.5 million available for additional borrowings, based on the Company's collateral availability.



         As of September 13, 1999, the term loan with BankBoston had an outstanding principal balance of $6.0 million, and bears interest at the same prime based or LIBOR-based rate applicable to the revolving line of credit (10.25% at September 13, 1999).


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


                                               RIDGEVIEW, INC.




Date:  October 20, 1999                        By: /s/ P. Douglas Yoder
                                                   --------------------
                                                   P. Douglas Yoder
                                                   Corporate Controller
                                                   and Chief Accounting Officer