Form 10-Q
period 1999-09-30
RIDGEVIEW INC
filed 1999-11-19
CIK 1018891

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549


                                    FORM 10-Q


           [x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 1999

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

                                 [x] Yes [ ] No


      As of November 15, 1999, the registrant had 3,000,000 shares of common stock, $.01 par value per share, outstanding.

PART I - FINANCIAL INFORMATION

ITEM 1: FINANCIAL STATEMENTS


                        RIDGEVIEW, INC. AND SUBSIDIARIES

                      Condensed Consolidated Balance Sheets

                                                             SEPTEMBER 30,      DECEMBER 31,
                                                                 1999               1998
                                                             -----------        -----------
                                                             (Unaudited)         (Audited)
ASSETS

CURRENT ASSETS
     Cash                                                    $    66,925        $   189,183
     Accounts receivable (less allowance for doubtful
          accounts of $840,610 and $564,112)                  18,321,511         16,114,970
     Inventories (Note 3)                                     22,641,794         27,678,728
     Refundable income taxes                                        --            1,074,668
     Deferred income taxes                                       703,867             75,925
     Prepaid expenses                                             43,810             97,044
                                                             -----------        -----------

     Total current assets                                    $41,777,907        $45,230,518

PROPERTY, PLANT AND EQUIPMENT, less
     accumulated depreciation                                 16,162,104         14,763,127

OTHER ASSETS                                                   1,921,374          1,408,366

EXCESS OF COST OVER FAIR VALUE OF NET
     ASSETS ACQUIRED, less accumulated amortization            2,829,662          3,014,981
                                                             -----------        -----------

     Total assets                                            $62,691,047        $64,416,992
                                                             ===========        ===========




     See accompanying notes to condensed consolidated financial statements.

                        RIDGEVIEW, INC. AND SUBSIDIARIES

                      Condensed Consolidated Balance Sheets

                                                             SEPTEMBER 30,        DECEMBER 31,
                                                                 1999                 1998
                                                             ------------         ------------
                                                              (Unaudited)           (Audited)
LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
     Short-term borrowings                                   $  1,827,955         $  1,639,845
     Accounts payable                                           6,862,056            6,883,130
     Accrued expenses and other liabilities                     2,541,092            1,309,269
     Income taxes payable                                         147,438               88,408
     Current portion of long-term debt (Note 4)                 2,227,863            1,342,901
     Current portion of deferred compensation                     306,000              264,000
                                                             ------------         ------------

     Total current liabilities                               $ 13,912,404         $ 11,527,553

LONG-TERM DEBT, less current portion (Note 4)                  30,892,131           32,830,218
DEFERRED COMPENSATION, less current portion                     1,740,763            1,678,367
DEFERRED CREDIT                                                   627,675              736,654
DEFERRED INCOME TAXES                                             659,593              571,327
                                                             ------------         ------------

     Total liabilities                                       $ 47,832,566         $ 47,344,119
                                                             ------------         ------------

SHAREHOLDERS' EQUITY (Note 5)
     Common stock - authorized 20,000,000 shares of
          $.01 par value; issued and outstanding
          3,000,000 shares                                   $     30,000         $     30,000
     Additional paid-in capital                                10,650,018           10,650,018
     Retained earnings, including amounts reserved of
          $813,114 and $886,127                                 4,551,745            6,494,395
     Accumulated other comprehensive income (Note 6)             (373,282)            (101,540)
                                                             ------------         ------------

     Total shareholders' equity                              $ 14,858,481         $ 17,072,873
                                                             ------------         ------------

     Total liabilities and shareholders' equity              $ 62,691,047         $ 64,416,992
                                                             ============         ============


     See accompanying notes to condensed consolidated financial statements.

                        RIDGEVIEW, INC. AND SUBSIDIARIES
                   Condensed Consolidated Statements of Income
                                   (Unaudited)

                                               THREE MONTHS ENDED                    NINE MONTHS ENDED
                                                  SEPTEMBER 30,                        SEPTEMBER 30,
                                            1999               1998               1999               1998
                                        ------------       ------------       ------------       ------------
NET SALES                               $ 28,251,953       $ 32,028,738       $ 75,996,957       $ 73,620,089

COST OF SALES                             22,644,461         26,006,018         62,394,666         60,898,954
                                        ------------       ------------       ------------       ------------

GROSS PROFIT                            $  5,607,492       $  6,022,720       $ 13,602,291       $ 12,721,135

SELLING, GENERAL AND
     ADMINISTRATIVE EXPENSES               4,137,221          4,623,051         12,687,673         12,567,019

LOSS FROM SHUT DOWN OF
     SUBSIDIARY                                 --                 --              917,000               --
                                        ------------       ------------       ------------       ------------

OPERATING INCOME (LOSS)                 $  1,470,271       $  1,399,669       $     (2,382)      $    154,116
                                        ------------       ------------       ------------       ------------

OTHER INCOME (EXPENSE)
     Interest expense                   $   (899,365)      $   (786,248)      $ (2,512,203)      $ (1,814,211)
     Other, net                               35,528             (9,695)            96,394            (15,518)
                                        ------------       ------------       ------------       ------------

Total other income (expense)            $   (863,837)      $   (795,943)      $ (2,415,809)      $ (1,829,729)
                                        ------------       ------------       ------------       ------------

INCOME (LOSS) BEFORE
     INCOME TAXES                       $    606,434       $    603,726       $ (2,418,191)      $ (1,675,613)

PROVISION (BENEFIT)
     FOR INCOME TAXES                        248,519            274,449           (475,541)          (611,203)
                                        ------------       ------------       ------------       ------------

NET INCOME (LOSS)                       $    357,915       $    329,277       $ (1,942,650)      $ (1,064,410)
                                        ============       ============       ============       ============

EARNINGS (LOSS) PER SHARE (Note 2)      $       0.12       $       0.11       $      (0.65)      $      (0.35)
                                        ============       ============       ============       ============

WEIGHTED AVERAGE COMMON AND COMMON
EQUIVALENT SHARES OUTSTANDING              3,000,000          3,000,000          3,000,000          3,000,000
                                        ============       ============       ============       ============

     See accompanying notes to condensed consolidated financial statements.

                        RIDGEVIEW, INC. AND SUBSIDIARIES
                 Condensed Consolidated Statements of Cash Flows
                                   (Unaudited)

                                                                         NINE MONTHS ENDED
                                                                           SEPTEMBER 30,
                                                                     1999                  1998
                                                                -------------         -------------

CASH FLOWS FROM OPERATING ACTIVITIES
     Cash received from customers                               $  73,068,347         $  69,113,202
     Cash paid to suppliers and employees                         (67,264,498)          (72,144,783)
     Interest paid                                                 (2,617,168)           (1,863,228)
     Income taxes refunded (paid)                                   1,077,262              (389,749)
     Other cash disbursements                                        (568,698)             (216,583)
                                                                -------------         -------------

     Net cash provided by (used in) operating activities        $   3,695,245         $  (5,501,141)
                                                                -------------         -------------

CASH FLOWS FROM INVESTING ACTIVITIES
     Payments for investments in subsidiaries                   $        --           $        --
     Payment for purchase of Tri-Star                                    --              (3,500,000)
     Proceeds from sale of property and equipment                        --                 170,713
     Payments for purchase of property, plant and
          equipment                                                (2,623,029)           (2,462,792)
                                                                -------------         -------------

     Net cash used in investing activities                      $  (2,623,029)        $  (5,792,079)
                                                                -------------         -------------

CASH FLOWS FROM FINANCING ACTIVITIES
     Net short-term borrowings (repayments)                     $     268,512         $  (3,269,103)
     Proceeds from long-term debt                                  99,676,159            80,813,046
     Repayments of long-term debt                                (101,139,098)          (66,511,930)
                                                                -------------         -------------

     Net cash provided by (used in) financing activities        $  (1,194,427)        $  11,032,013
                                                                -------------         -------------

EFFECT OF EXCHANGE RATE ON CASH                                 $         (47)        $       1,566
                                                                -------------         -------------

     Net decrease in cash                                       $    (122,258)        $    (259,641)

CASH, beginning of period                                             189,183               481,674
                                                                -------------         -------------

CASH, end of period                                             $      66,925         $     222,033
                                                                =============         =============

     See accompanying notes to condensed consolidated financial statements.

                        RIDGEVIEW, INC. AND SUBSIDIARIES
                 Condensed Consolidated Statements of Cash Flows
                                   (Continued)
                                   (Unaudited)

                                                                           NINE MONTHS ENDED
                                                                             SEPTEMBER 30,
                                                                       1999                1998
                                                                   -----------         -----------

RECONCILIATION OF NET LOSS TO NET CASH
PROVIDED BY (USED IN) OPERATING
ACTIVITIES
          Net loss                                                 $(1,942,650)        $(1,064,410)
                                                                   -----------         -----------

     Adjustments to reconcile net loss to net cash
         provided by (used in) operating activities:
               Depreciation and amortization                       $ 1,734,369         $ 1,541,914
               Provision for doubtful accounts receivable              355,298             458,193
               Capital grants recognized                               (48,434)            (53,363)
               Increase in deferred compensation liability             104,396             173,740
               Increase in deferred income taxes                      (535,800)           (446,000)
               Changes in operating assets and liabilities:
                         Increase in accounts receivable            (2,686,427)         (5,147,368)
                         (Increase) decrease in inventories          4,890,683          (2,621,090)
                         Increase (decrease) in prepaid
                                 expenses and other assets            (553,488)            252,244
                         Increase in accounts payable                   82,549           1,084,353
                         Increase (decrease) in income
                                 taxes payable                       1,137,521            (554,952)
                         Increase in accrued expenses and
                                 other liabilities                   1,157,228             875,598
                                                                   -----------         -----------

                    Total adjustments to net loss                  $ 5,637,895         $(4,436,731)
                                                                   -----------         -----------

NET CASH PROVIDED BY (USED IN) OPERATING
ACTIVITIES                                                         $ 3,695,245         $(5,501,141)
                                                                   ===========         ===========

     See accompanying notes to condensed consolidated financial statements.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Information as of September 30, 1999 and 1998 is unaudited)


NOTE 1 - UNAUDITED FINANCIAL INFORMATION

         In the opinion of the Company, the accompanying unaudited Condensed Consolidated Financial Statements contain all adjustments consisting of normal recurring accruals for the nine and three months ended September 30, 1999, necessary to present fairly the financial position of the Company as of September 30, 1999 and the results of operations for the nine and three months ended September 30, 1999 and 1998. The financial statements are presented in condensed form as permitted by the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The accounting policies followed by the Company are set forth in the Company's audited financial statements, which are included in the Company's Annual Report on Form 10-K for the year ended December 31, 1998, filed with the Securities and Exchange Commission (the "Form 10-K"). The results of operations for the nine and three months ended September 30, 1999 are not indicative of the results to be expected for the full year. The Company's net sales and profitability generally experience stronger performance in the third and fourth quarters. These unaudited condensed financial statements should be read in conjunction with the Company's audited financial statements included in the Form 10-K.


NOTE 2 - EARNINGS PER SHARE

         Earnings per share are calculated using the weighted average number of shares outstanding of common stock and dilutive common stock equivalents during each period presented. The Company has adopted Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings Per Share," which requires the presentation of: (1) "Basic Earnings per Share," computed by dividing income available to common shareholders by the weighted average number of common shares outstanding during the period and (2) "Diluted Earnings per Share," which gives effect to all dilutive potential common shares that were outstanding during the period, by increasing the denominator to include the number of additional common shares that would have been outstanding if the dilutive potential common shares had been issued. The options outstanding at September 30, 1999 and December 31, 1998 have not been included in diluted earnings per share due to their anti-dilutive nature.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)
          (Information as of September 30, 1999 and 1998 is unaudited)


NOTE 3 - INVENTORIES

         A summary of inventories by major classification is as follows:


                         September 30,        December 31,
                             1999                 1998
                         ------------         ------------

Raw Materials            $  3,524,148         $  4,176,873
Work-in-process             6,073,360           10,151,902
Finished goods             13,249,286           13,554,953
(LIFO Reserve)               (205,000)            (205,000)
                         ------------         ------------

Total inventories        $ 22,641,794         $ 27,678,728
                         ============         ============


NOTE 4 - LONG-TERM DEBT

         The Company has a $41.0 million senior credit facility (the "Credit Facility") with BankBoston, N.A., which provides the Company with a term credit facility of $6.0 million and a revolving credit facility of $35.0 million. The provisions of the Credit Facility contain certain covenants which, among other things, require the maintenance of minimum amounts of tangible net worth, fixed charge and minimum interest coverage ratios and minimum Earnings Before Interest, Taxes, Depreciation and Amortization ("EBITDA"), calculated on quarterly and annual periods. At the option of the Company, borrowings under the Credit Facility bear interest based on the bank's prime rate or the London InterBank Offered Rate ("LIBOR") plus a margin adjustment (which resulted in an interest rate of 10.25% at November 12, 1999) that varies based on achievement of an interest coverage ratio, calculated quarterly. At September 30, 1999, the Company was not in compliance with either the minimum tangible net worth or the minimum EBITDA covenant for the quarter ended September 30, 1999. The Company's lender has agreed, however, to waive these covenant violations for the quarter. The credit facility is collateralized by substantially all assets of the Company.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)
          (Information as of September 30, 1999 and 1998 is unaudited)


NOTE 5 - CAPITAL STOCK


         The Company has an Omnibus Stock Plan (the "Omnibus Plan") which permits the issuance of options, stock appreciation rights ("SARS"), limited SARS, restricted stock, performance awards and other stock-based awards to selected employees and independent contractors of the Company. The Company has reserved 230,000 shares of common stock for issuance under the Omnibus Plan, which provides that the term of each award shall be determined by a committee of the board of directors charged with administering the Plan, but no longer than ten years after the date they are granted. Under the terms of the Plan, options granted may be either nonqualified or incentive stock options. SARS and limited SARS granted in tandem with an option shall be exercisable only to the extent the underlying option is exercisable. To date, two grants of incentive stock options totaling 101,600 shares have been granted to certain of the Company's salaried employees at exercise prices ranging from $1.50 per share to $7.50 per share. All of such options are outstanding and unexercised.

         The board has also authorized an employee stock purchase plan that will allow employees to purchase shares of common stock of the Company through payroll deductions at 85 percent of the market value of the shares. The Company has reserved 75,000 shares for issuance under this plan.

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

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)
          (Information as of September 30, 1999 and 1998 is unaudited)


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

         Total comprehensive income is as follows:

                                                         For the Nine Months Ended
                                                               September 30,
                                                        1999                 1998
                                                     -----------         -----------
Net loss                                             $(1,942,650)        $(1,064,410)
Other comprehensive income (loss), net of tax           (271,742)            205,394
                                                     -----------         -----------

Comprehensive loss                                   $(2,214,392)        $  (859,016)
                                                     ===========         ===========


         Accumulated other comprehensive income consists solely of foreign currency translation adjustments, and is presented below as follows:


                                            For the Nine Months Ended
                                                  September 30,
                                              1999              1998
                                           ---------         ---------

Beginning balance                          $(101,540)        $(219,546)
Current period change, net of taxes         (271,742)          205,394
                                           ---------         ---------

Ending balance                             $(373,282)        $ (14,152)
                                           =========         =========

ITEM 2:  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS


                  The following discussion and analysis provides information regarding the Company's consolidated financial condition as of September 30, 1999 and its results of operations for the nine and three months then ended. This discussion and analysis should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Form 10-K, and the unaudited interim consolidated financial statements and notes thereto included elsewhere in this report. The results of operations for the nine and three months ended September 30, 1999 are not indicative of results expected for the year ending December 31, 1999. See "Seasonality" in discussion below.


RESULTS OF OPERATIONS


         The following table presents the Company's consolidated results of operations as a percentage of net sales for the three and nine months ended September 30, 1999 and 1998.


                                            Three Months Ended         Nine Months Ended
                                            September 30,              September 30,
                                           1999           1998         1999         1998
                                         -------        -------       -----        -----
Net sales                                  100.0 %        100.0 %     100.0 %      100.0 %
Cost of goods sold                          80.1           81.2        82.1         82.7
                                         -------        -------       -----        -----
          Gross profit                      19.9 %         18.8 %      17.9 %       17.3 %
Selling, general and
   administrative expenses                  14.6           14.4        16.7         17.1
Loss from shut down of subsidiary           --             --           1.2         --
                                         -------        -------       -----        -----
          Operating income (loss)            5.3 %          4.4 %      (0.0)%        0.2 %
Interest expense                            (3.2)          (2.5)       (3.3)        (2.5)
Other income, net                            0.1            0.0         0.1          0.0
                                         -------        -------       -----        -----
Income (loss) before income taxes            2.2 %          1.9 %      (3.2)%       (2.3)%
Income tax provision (benefit)               0.9            0.9        (0.6)        (0.8)
                                         -------        -------       -----        -----

          Net income (loss)                  1.3 %          1.0 %      (2.6)%       (1.5)%
                                         =======        =======       =====        =====

COMPARISON OF THREE MONTHS ENDED SEPTEMBER 30, 1999 TO THREE MONTHS ENDED SEPTEMBER 30, 1998


         Net sales for the three months ended September 30, 1999 were $28.3 million, compared to $32.0 million for the same period a year ago, a decrease of $3.7 million, or 11.6%. The decrease in net sales is primarily attributable to loss of revenues in the Company's rugged outdoor and heavyweight casual sock product category. Net sales of socks in this product category decreased for the third quarter of 1999 by approximately $2.5 million when compared to the same quarter a year ago. The decrease in revenues for this product category resulted from the loss of customers after the Company announced in January 1999 that it intended to relocate the manufacturing operations for its rugged outdoor and heavyweight casual socks from Seneca Falls, New York to Ft. Payne, Alabama. This loss of customers had a greater impact in the third quarter because of the seasonal nature of those type products. Continuing softness in some retail sectors, particularly the sporting goods markets, also contributed to the reduction in net sales for the quarter.

         Gross profit for the quarter ended September 30, 1999 was $5.6 million, compared to $6.0 million for the same period in 1998, a decrease of $0.4 million, or 6.7%. As a percentage of net sales, gross profit increased, however, to 19.9% for the three months ended September 30, 1999, compared to 18.8% during the same period in 1998. The reduction of revenues during the quarter from sales of the Company's rugged outdoor and heavyweight casual sock product category adversely impacted gross profit. Also, the Company's continued efforts at inventory reduction, which have been accomplished largely by the sale of discontinued and irregular products, reduced the Company's gross margin dollars for the quarter. The successful re-launch in 1998 of women's hosiery products under the Evan-Picone brand name was apparent in the operating results for the third quarter of 1999, contributing approximately $1.0 million of gross profit for the quarter, an increase of $275,000 over the same period a year ago. The Company's sock operations in Ft. Payne also contributed approximately $1.0 million of gross profit for the quarter, an increase of $440,000 compared to last year. The Company has gained synergies in this sock operation by consolidating part of the manufacturing operations of Tri-Star Hosiery Mills, Inc. ("Tri-Star"), which the Company acquired in July 1998, into the Ft. Payne facility.

         Selling, general and administrative expenses for the three months ended September 30, 1999 and 1998 were $4.1 million and $4.6 million, respectively, a decrease of $0.5 million, or 10.9%. As a percentage of net sales, however, selling, general and administrative expenses increased to 14.6% for the quarter ended September 30, 1999, compared to 14.4% for the same period a year ago. Selling, general and administrative expenses associated with the Evan-Picone branded women's hosiery program decreased during the third quarter, compared to the prior year, primarily as the result of fewer sales personnel and a negotiated reduction in the amount of royalty expense associated with the program. Also, the lower sales volume of rugged outdoor and heavyweight casual sock products, coupled with a reduction in the administrative staff located in Seneca Falls, enabled the Company reduce its selling, general and administrative expenses for the quarter.

         Operating income for the three months ended September 30, 1999 was $1.5 million, compared to $1.4 million for the same quarter in 1998, an increase of $0.1 million, or 7.1%. The increase in operating income is attributable to the profitability associated with the Evan-Picone women's hosiery program and synergies from consolidating in Ft. Payne part of the manufacturing operations of Tri-Star.

         Interest expense for the quarter ended September 30, 1999 increased 14.4% to $900,000 from $786,000 for the three months ended September 30, 1998. The increase in interest expense is primarily the result of a higher rate of interest charged by the Company's lender during the quarter ended September 30, 1999, compared to the same period a year ago.

         Income tax expense for the three months ended September 30, 1999 and 1998 was $249,000 and $274,000, respectively.

         Net income for the quarter ended September 30, 1999 was $358,000, compared to $329,000 for the same period a year ago. Although gross profit increased, both in dollars and as a percent of net sales, and selling, general and administrative expenses decreased lower sales volume when compared to a year ago and increased interest costs prevented the Company from dramatically improving net income during the quarter ended September 30, 1999.


COMPARISON OF NINE MONTHS ENDED SEPTEMBER 30, 1999 TO NINE MONTHS ENDED SEPTEMBER 30, 1998

         Net sales for the nine months ended September 30, 1999 were $76.0 million, compared to $73.6 million for the nine months ended September 30, 1998. Net sales of women's hosiery products increased by approximately $4.2 million for the nine months ended September 30, 1999, compared to the same period a year ago. The Company's successful re-launch of the branded Evan-Picone sheer hosiery program accounted for more than half of the increase in net sales for this business unit. New private label business with several large mass merchants also fueled the revenue increase for the hosiery business unit. The Company's acquisition in July 1998 of Tri-Star provided additional revenues of approximately $5.9 million for the period. Revenues for the first nine months of 1999 for the Company's domestic sport sock operations, which include sport specific and promotionally-priced sport sock product categories, decreased $1.7 million, reflecting the general softness in sporting goods retail. The increase in revenues provided by the Tri-Star acquisition was offset by a $4.7 million reduction in net sales of the Company's rugged outdoor and heavyweight casual sock product category. Although the Company's decision in January 1999 to relocate the manufacturing of its rugged outdoor and heavyweight casual sock products from New York to Alabama caused some of its customers to seek other suppliers, management believes the current revenue base can be profitable and become a foundation for growth in this product category. Net sales of sport socks from the Company's operation in the Republic of Ireland decreased $1.2 million for the nine months ended September 30, 1999; primarily the result of expected sales reductions to that facility's major customer, adidas.

         Gross profit for the nine months ended September 30, 1999 was $13.6 million, compared to $12.7 million for the same period in 1998, an increase of $0.9 million, or 7.1%. As a percentage of net sales, gross profit increased to 17.9% for the nine months ended September 30, 1999, compared to 17.3% during the same period in 1998. The profitability of the Evan-Picone sheer hosiery program increased by approximately $1.3 million in 1999 compared to the prior year. Gross profit for the nine months ended September 30, 1998 was adversely impacted by the charge taken in the second quarter of 1998 to re-launch the Evan-Picone product line. Gross profit in the Company's sport sock product categories increased by approximately $800,000 during the first nine months of 1999. This increase was offset, however, by a decrease in gross profit for the Company's rugged outdoor and heavyweight casual sock product category.

         For the nine months ended September 30, 1999 and 1998, selling, general and administrative expenses were $12.7 million and $12.6 million, respectively. As a percentage of net sales, selling, general and administrative expenses decreased to 16.7% for the first nine months of 1999, compared to 17.1% for the same period in 1998. The acquisition of Tri-Star added approximately $500,000 to the Company's selling, general and administrative expenses. This increase was offset, however, by reductions in selling, general and administrative expenses in the women's hosiery business unit and at Seneca.

         For the nine months ended September 30, 1999, the Company had a loss from operations of $2,382, compared to income from operations of $154,116 for the same period in 1998. The Company took a charge of $1.3 million in the first quarter of 1999 for costs related to the shut down of the Company's operations at Seneca Falls, New York. In the second quarter of 1998, the Company recorded a charge of $1.6 million related to the re-launch of Evan-Picone and for costs associated with the Company's management information system implementation and write-off of accumulated, unresolved chargebacks. Had the Company not taken these charges, operating income for the nine months ended September 30, 1999 and 1998 would have been $1.3 million and $1.7 million, respectively.

         Interest expense for the nine months ended September 30, 1999 was $2.5 million, compared to $1.8 million for the same period in the prior year, an increase of 38.9%. The increase in interest expense is attributable to an increase in the average borrowings for the nine months ended September 30, 1999, compared to the same period a year ago, as well the higher interest rate charged by the Company's lender under its new credit facility.

         Income tax benefit for the nine months ended September 30, 1999 was $476,000, compared to $611,000 for the nine months ended September 30, 1998.

         Net loss for the nine months ended September 30, 1999 was $1.9 million, compared to a net loss of $1.1 million for the same period in 1998. The greater loss in the 1999 period resulted primarily from the charge taken in the first quarter for the shut down and relocation of the Company's manufacturing facility in Seneca Falls, New York and the associated loss of customer revenues. Additionally, the softness in the sporting goods markets and the Company's ongoing disposal of discontinued inventory adversely affected the Company's results during the current year.

LIQUIDITY AND CAPITAL RESOURCES


         Cash flows provided by (used in) operating activities during the nine months ended September 30, 1999 and 1998 were $3.7 million and $(5.5) million, respectively. The increase in cash flows is the result of a decrease in inventory of approximately $4.9 million from December 31, 1998 until September 30, 1999, an improvement of approximately $7.4 million when compared to the same period a year ago. The Company has also improved its liquidity by managing its accounts receivable better. For the nine months ended September 30, 1998, the Company had an increase in accounts receivable of $5.1 million. By comparison, accounts receivable for the same nine-month period in 1999 increased by only $2.7 million.

         The Company satisfies its working capital needs and, on a temporary basis, finances its capital expenditures, through borrowings under the Company's revolving credit facility with BankBoston, N.A. ("BankBoston"). The credit facility, which the Company entered into in February 1999 to replace its credit facility with Bank of America, N.A., provides the Company with a revolving line of credit of up to $35.0 million and a term loan facility of $6.0 million. At the option of the Company, funds borrowed under the credit facility with BankBoston, bear interest at a rate based on the bank's prime rate or London Interbank Offered Rates ("LIBOR"), plus a margin adjustment based on the Company's achievement of an interest coverage ratio, calculated quarterly (which resulted in an interest rate of 10.25% as of November 12, 1999). As of November 12, 1999, $22.8 million was outstanding under the revolving credit line, and there was approximately $2.8 million available for additional borrowings, based on the Company's collateral availability.

         As of November 12, 1999, the term loan with BankBoston had an outstanding principal balance of $5.7 million, and bears interest at the same prime based or LIBOR-based rate applicable to the revolving line of credit.

         The Company also has approximately $3.8 million outstanding in notes payable to banks and other finance companies with rates of interest ranging from 6.9% to 12.5% and payable in monthly installments through 2004.

         Management believes that the credit facility with BankBoston, other financing arrangements described herein and anticipated cash flows from operations, will be adequate to fund the Company's working capital requirements and planned capital expenditures for a period of at least 24 months. There can be no assurance, however, that adverse economic or competitive conditions or other factors will not result in the need for additional financing or have an adverse impact on the availability and reasonableness of such additional financing, if required.

YEAR 2000 COMPLIANCE

         Approximately two and a half years ago, the Company's chief executive officer appointed a Year 2000 Project team comprised of senior managers from all functional areas of the Company to evaluate and assess the Company's own Year 2000 compliance. The predominant focus of this team was to identify and implement a Year 2000 compliant business enterprise information system to replace the Company's legacy system. With assistance from the Company's software vendor, the project team and an extended group of functional users began the process of developing and designing the Company's business processes to conform to the software for the new system. On November 4, 1999, the Company entered into the "cut over" phase of this enterprise resource planning system that, when fully-installed, will link each of the Company's facilities electronically, provide operational improvements in manufacturing, forecasting, planning, distribution and financial reporting. In addition to addressing the Company's need to become Year 2000 compliant, the new system will also provide an enterprise resource planning foundation with a flexible infrastructure that will allow the Company to easily modify, extend or replace its business processes without disruption. As of November 15, 1999, the Company was operating its manufacturing facilities and distribution centers located in Newton, North Carolina and Ft. Payne, Alabama under the new system. The Company's Seneca Falls, New York distribution facility and Mebane, North Carolina finishing and distribution facility are currently completing their own Year 2000 conversions and are expected to become integrated electronically to the Company's new information system by the first quarter of 2000. The Company's operation in the Republic of Ireland has upgraded its information system as well, and is Year 2000 compliant.

         Implementing the new system has had a negative impact on the Company's operations, however, which were shut down for ten days during the "cut over" phase. Since restarting its operations, a number of the Company's shipments have been late and, in many cases, incomplete. The Company has also experienced delay in invoicing its customers for those shipments, which will reduce the Company's cash generated from operating activities and will reduce its outstanding borrowings under the credit facility.

         Consulting expenses have also been and continue to be higher than originally anticipated. As a result, the Company expects that it will report lower than originally expected earnings for the fourth quarter.

         For a period that will extend into the first part of 2000, the Company will continue to require the assistance of its software vendor to resolve issues inherent in implementing a system with the scope and complexity of this one. The total cost of the project is expected to be approximately $3.5 million. Approximately $3.1 million had been disbursed as of November 15, 1999. Additional amounts of up to $400,000 might reasonably be expected to be incurred, in the next several months, to resolve issues that may arise. Financing has been provided under the credit facility, a leasing arrangement for certain hardware and additional term loans of approximately $470,000.

         Although significant resources are being directed towards reducing interruptions that may be caused by the Year 2000 issue, no assurance can be given that the internal systems of the Company's suppliers and customers will be corrected and that there would be no material adverse impact on the Company's operations as a result of their failure to achieve full Year 2000 compliance. Although management expects the Company's internal systems to be Year 2000 compliant, a contingency plan has been developed that will allow the Company to continue to operate.

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

         (a) Exhibit 27 - Financial Data Schedule (for SEC use only)

         No current Reports on Form 8-K were filed by the Company during the quarter for which this report is filed.

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                               RIDGEVIEW, INC.



Date:  November 15, 1999                       By:  /s/ P. Douglas Yoder
                                                    --------------------
                                                    P. Douglas Yoder
                                                    Corporate Controller
                                                    and Chief Accounting Officer